Form 10QSB
period 2007-09-30
TRIPLE A MEDICAL, INC.
filed 2007-11-07
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[    ]    TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-51750

TRIPLE A MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4846807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

604 Creekview, Ovilla, Texas 75154

(Address of principal executive offices)

(800) 843-8179

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [ X ]   No [     ].

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [   ]   No [X].

As of October 26, 2007, there were 13,500,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation        9

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                14

Item 2     Changes in Securities                                            14

Item 3     Default upon Senior Securities                                   14

Item 4     Submission of Matters to a Vote of Security Holders              14

Item 5     Other Information                                                14

Item 6     Exhibits and Reports on Form 8-K                                 14

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Unaudited)

ASSETS
	September 30, 2007	December 31, 2006
CURRENT ASSETS:
Cash	$ 71,541	$ 265,728

DEVELOPED SOFTWARE	379,322	379,322

TOTAL ASSETS	$ 450,863	$ 645,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,247	$ 32,996
Accounts payable and accrued expenses – related parties	12,486	30,000

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
13,500,000 issued and outstanding	13,500	13,500
Additional paid-in-capital	865,000	753,000
Accumulated Deficit	(445,370)	(154,446)
Total Stockholders’ Equity	433,130	612,054

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 450,863	$ 645,050

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
REVENUE	$ 85,812	$ -	$ 85,812	$ -

OPERATING EXPENSES:
Selling, general and administrative	$ 87,645	$ 252	$ 105,707	$ 379
Software development costs	40,040	-	275,457
Total Operating Expenses	127,685	252	381,164	379

OTHER INCOME
Interest income	332	1413	4,428	1,625
Net loss	$ (41,541)	$ (1,161)	$ (290,924)	$ (1,246)

Basic and diluted weighted average shares outstanding *	13,500,000	13,500,000	13,500,000	13,500,000

Basic and diluted net loss per share	($0.00)	($0.00)	($0.02)	($0.00)

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2006 and the Nine Months Ended September 30, 2007
(Unaudited)

			Additional
	Common	Common	Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2005
Date of inception	13,500,000	$ 13,500	$ -	$ -	$ -

Imputed rent	-	-	8,000	-	8,000

Contributed capital	-	-	745,000	-	745,000

Net loss	-	-	-	(140,946)	(140,946)

Balance December 31, 2006	13,500,000	$ 13,500	$ 753,000	$ (154,446)	$ 612,054

Contributed capital	-	-	108,000	-	108,000

Imputed rent	-	-	4,000	-	4,000

Net loss	-	-	-	(290,924)	(290,924)

Balance September 30, 2007	13,500,000	$ 13,500	$ 865,000	$ (445,370)	$ 433,130

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (290,924)	$ (91,407)
Adjustments to reconcile net loss to net
cash used in operating activities:
Imputed rent	4,000	6,000
Common stock issued to founders	-	13,500
Change in accounts payable and accrued expenses	(15,263)	-
NET CASH USED IN OPERATING ACTIVITIES:	(302,187)	19,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Software development costs	-	(379,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	108,000	537,153

NET INCREASE IN CASH	(194,187)	85,924
CASH, BEGINNING OF PERIOD	265,728	-
CASH, END OF PERIOD	$ 71,541	$ 85,924

SUPPLEMENTAL DISCLOSURES
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Triple A Medical, Inc. (“Triple A”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Triple A’s Annual Report on Form SB-1 filed May 15, 2007 for the period from inception (November 23, 2005) through December 31, 2006.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

Triple A 's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Triple A has only started to earn revenue and has only $85,812 revenue from operations and has suffered recurring losses and accumulated a deficit of $445,370 since its inception. Additionally, Triple A has incurred recurring deficits in cash flows from operating activities.

Triple A 's ability to continue as a going concern is dependent upon its ability to successfully market and implement its developed software product and to achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A entered into an ‘Investment and Net Revenue

Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A. In connection with this agreement ORTHO provided Triple A $745,000 during 2006 and $108,000 in 2007. This cash is reflected as additional paid-in capital as of September 30, 2007 and December 31, 2006. In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations. The terms of this agreement require Triple A to pay ORTHO 29.2% of the net revenue generated by the business in the immediately preceding month.

In addition, office space has been contributed by related parties from April 2006 to June 2007 rent-free.  $8,000 of expense has been imputed related to this office space in 2006 and $4,000 in 2007.

Expenses totaling $12,486 and $30,000 were loaned by related parties during the nine month period ended September 30, 2007 and for the year ended December 31, 2006, respectively. These amounts are reflected as account payable related party as of September 30, 2007 and December 31, 2006 respectively, in the accompanying consolidated balance sheet.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

The company was founded to create electronic healthcare software applications.  The initial development is an Electronic Health Record (EHR), specifically designed to meet the needs of orthopedic physicians. For the past 4 years, our President has worked directly with dozens of orthopedic physicians in more than 40 states. He has reviewed orthopedic clinical research and extensively surveyed reference materials. Based upon the research, Mr. McCune created a database with a graphical interface to assist orthopedic physicians with the documentation of the patient encounter.

The Market

Phoenix Ortho is participating in an $18 billion market for Electronic Health Records (EHR). The Orthopedics market approaches $2 billion. There are more than 20,500 board certified orthopedists and 12,872 orthopedic group practices. Research indicates that this market is less than 10% penetrated.  Recent surveys indicate that 58% of medical practices are looking at purchasing an EHR in the next 2 years. In 2005 the average orthopedic EHR sale was $171,000. (2001 AAOS Census, 2004 MGMA Survey) Recent growth rate in new sales has averaged about 30%. We expected this growth rate will accelerate sharply over the next two years.

Keys to Success

Focus: We believe focus is the essential ingredient to successful EHR development and deployment. Phoenix Ortho is unique in our extensive experience and singular focus on orthopedics. By focusing on one specialty, we can avoid the wholesale generalities that have plagued EHR vendors and frustrated their orthopedic clients. Phoenix Ortho understands the unique requirements of orthopedic physicians. Focus promotes the creation of relevant content and specialty specific application functionality. Content relevance is a significant factor in physician adoption.

In November of 2005, we began the development of a new orthopedic EHR. The new project was focused on resolving the key problems that have historically posed barriers to adoption, successful implementation and client satisfaction. These obstacles can be grouped together in four categories; Product Functionality, Product Implementation, Product Support, Product Acquisition Cost.

Product Functionality: The software will establish new standards for ease of use, efficiency, stability and availability facilitating end user adoption. The software is designed and scaled specifically for the pen tablet environment. We believe the pen tablet is the device of choice for EHR end users. Our development will utilize input tools such as sliders, combo boxes, role over images and other custom designed tools to provide a truly keyboard free interface. Other tablet input options such as “Pen and Ink” and “Voice to Text” will be available as needed to capture representative content. The ODClient will improve stability, performance and availability by utilizing .NET automatic versioning and auto recovery from deadlock errors and memory leaks. Advanced compilation and caching techniques substantially lower CPU utilization. The ODClient (smart client) will support both disconnected and low bandwidth clients supporting end user mobility and minimizing the frustration of “Systems down”.

Product Implementation: We have developed an orthopedic, client focused implementation methodology we call the “AAA” implementation plan. This plan focuses on the three critical aspects of implementation; Assessment, Adoption and Adaptation. All implementations will begin with Assessment. During the assessment phase the unique needs of the end users are identified. Each user is profiled to determine their needs and potential road blocks to success. The physicians are identified as Champions, Contenders or Challengers. An implementation strategy is designed around these “Adoption Profiles”.  The Champions are the eager adopters and should be the first users. The Contenders are frequently indifferent but, usually agreeable adopters.  The Challengers represent approximately 30% of the physicians who will resist implementation for a variety of reasons. Sometimes they feel they are too technology challenged and fearful, some are too busy and may fear loss of revenue by adoption, while others are just resistant to anything new. When these objections are clearly understood, “Adaptation” can take place and in most cases mitigate the Challengers objection(s). Adaptation is the process of introducing (training) the end users to the application “Best Practices”. It also takes into account the “Profile” of the end user to create a “Best Practices” by provider (See Challengers above).

Product Support: The ODClient on the .NET framework makes it easier than ever to update and deploy new applications. Thanks to intelligent, one touch updates and intelligent support client PCs can be updated by copying the application to the target directory.  Client PCs may be updated automatically with no interruption or they may be updated on demand.

Product Acquisition Cost: We will provide alternative acquisition models to help overcome purchase resistance due to capital costs. Although we will make the EHR software available on the traditional for purchase basis, through our innovative 3-Tier ODClient architecture we will also offer a service based model. Our customers will be able to utilize the full function and features of the EHR software for an affordable monthly service charge.

Utilizing their extensive experience and knowledge of orthopedics, coupled with state of the art rapid development tools, we believe these obstacles can be overcome and their goals are achievable. The recent completion of their fully functional prototype, suggests that their development strategies are on track.

Technology Overview

For many technologists and software developers, 2006 is a “watershed year.” With the official release of Visual Studio 2005, providing a seamless integration between C#, the .Net Framework 2.0 and SQL Server 2005, a new paradigm for software development has arrived. According to Bill Gates “the transition to .NET is as dramatic as the move from MS-DOS to Windows.”  The emergence of these companion technologies has created an opportunity for rapid development, application flexibility, architectural mobility, simplified deployment and support/updates that did not exist prior to November 2005.

We are positioned to take full advantage of this shifting technological paradigm. The software will be the first orthopedic EHR to be developed utilizing innovative 3-Tier architecture on SQL 2005, the .NET framework, C#, Visual Studio 2005 and the Microsoft Enterprise Library.

Implementation of 3-Tier Architecture

ODClient: Combines the best of traditional rich client functionality with the ease of thin client deployment and maintenance. ODClient raises the standard by adding support for mobile, offline or low bandwidth users with intelligent connection management (data caching and batch requests). Even fully connected clients will see performance and stability benefits. ODClient will reduce management costs by avoiding the complexities and “application fragility” of traditional rich client deployments (shared code, registered components, and DLLs in a common folder). ODClient will utilize a seamless, simplified, predictable “no touch deployment”. Updates may occur in the background or on demand. Tools: Visual C# 2005, Microsoft Office 2003, XML underlying structure.

Application Server Tier: Business-objects that implement the business rules reside here. This tier isolates the data from direct access by the clients. Tools: .Net Framework 2.0, Microsoft Enterprise Library.

Data Server Tier: This tier is responsible for data storage. SQL Server 2005 with .NET integration is the database of choice. However, the 3-Tier architecture supports application portability and database independence. Tools: SQL Server 2005, T-SQL, CLR Execution Environment, .Net Code Integration, Business Intelligence, Indexed, Full Text Search

Mission

We will develop, document and market EHR solutions that are efficient, intuitive, easy to use, and promote physician acceptance.  This software will reduce the cost and risks associated with manual paper based systems. This will in turn improve the quality of care by more completely documenting patient care, eliminating common errors and tracking relevant procedures, events and outcomes. The EHR will provide an excellent ROI to the physician by reducing costs and enhancing revenues due to improved documentation and optimal billable code levels.

Conclusion

The orthopedic EHR market is emerging rapidly with nearly $2 billion in potential sales. We believe that our software is uniquely positioned to fill a substantial void in the orthopedic vertical market for EHR. Our extensive orthopedic experience, our singular focus, our dedicated, proactive approach to training, implementation and support, coupled with our utilization of state of the art development tools will distinguish us from every alternative EHR in the orthopedic vertical market space. The result will be a uniquely relevant orthopedic encounter management solution that is efficient, intuitive, easy to use, and promotes physician acceptance. We expect this EHR to be well received, quickly adopted, and widely endorsed by the orthopedic community.

RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2007

During the current quarter, we had been marketing our software and following up on sales leads which had been generated since April 2007, which was when our software was ready to sell and install.  In August we had our first sale and installation of the software which took us out of the development stage and into the operating phase of our business. Our sales leads continue to be followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements.

REVENUE.  Revenue for the three months ended September 30, 2007 saw us receive our first revenue from sales, which was $85,812 compared with revenues for the three months ended September 30, 2006 of $-0-. Revenue for the nine months ended September 30, 2007, was $85,812 compared with revenues for the nine months ended September 30, 2006 of $-0-. The increase was due to the fact that in 2006 we were still developing the software with no sales and this quarter we saw the first sales of our software product.

EXPENSES. Total expenses for the three months ended September 30, 2007, were $127,685 compared with expenses for the three months ended September 30, 2006 of $252. The components of the expenses were software development costs of $40,040 and selling, general and administrative expenses of $87,645. Total expenses for the nine months ended September 30, 2007, were $381,164 comprised of software development costs of $275,457 and selling, general and administrative expenses of $105,707. These compare with expenses of $379 for the same period last year. The increase is related to us changing from developing software to marketing and selling the software, thus charging additional work and enhancements on the software to expense rather than capitalizing the costs.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2007 was $41,541 compared to a net income of $1,161 for the three months ended September 30, 2006. Net loss for the nine months ended September 30, 2007 was $290,924 compared to a net income of $1,246 for the nine months ended September 30, 2006. The income for the periods in 2006 represent interest income with nominal deductions for expenses.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at September 30, 2007 was $71,541. Although we have limited liquidity we are raising funds through an SB-1 offering filed with the U.S. Securities & Exchange Commission which became effective in July 2007. We have the ability to raise a minimum of $75,000 and $500,000 under that offering. We expect to raise the minimum amount of $75,000 by the middle of November which should give us enough liquidity to carry us to the point where ales of our software provide enough cash flow to internally fund our operations, although we expect to raise more than the minimum amount.

Employees

As of September 30, 2007, the Company had one employee, its President.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2007.

(b)   Exhibits

Exhibit Number

Name of Exhibit

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE A MEDICAL, INC.

By /s/ P. Morgan McCune

P. Morgan McCune, President, CFO

Date: October 26, 2007