Form 10QSB/A
period 2007-09-30
TRIPLE A MEDICAL, INC.
filed 2007-11-08
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Unaudited)

ASSETS
	September 30, 2007	December 31, 2006
CURRENT ASSETS:
Cash	$ 71,541	$ 265,728

DEVELOPED SOFTWARE	379,322	379,322

TOTAL ASSETS	$ 450,863	$ 645,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,247	$ 2,996
Accounts payable and accrued expenses – related parties	12,486	30,000

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
13,500,000 issued and outstanding	13,500	13,500
Additional paid-in-capital	865,000	753,000
Accumulated Deficit	(445,370)	(154,446)
Total Stockholders’ Equity	433,130	612,054

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 450,863	$ 645,050

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

Date: November 8, 2007