Form 10-K
period 2007-12-31
TRIPLE A MEDICAL, INC.
filed 2008-04-10
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-51750

TRIPLE A MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

             Nevada                                                                                                                              20-4846807

(State or other jurisdiction of incorporation or organization)                            (IRS Employer Identification No.)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [   ]   No [X].

As of March 31, 2008, there were 14,047,500 shares of Common Stock of the issuer outstanding.

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Triple A Medical, Inc.

Ovilla, Texas

We have audited the accompanying consolidated balance sheets of Triple A Medical, Inc. , as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Triple A Medical, Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Triple A Medical, Inc is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Triple A Medical, Inc’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triple A Medical, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has recurring deficits in cash flows form operating activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Malone & Bailey, PC

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

March 31, 2008

TRIPLE A MEDICAL, INC.
Consolidated Balance Sheets
December 31, 2007 and 2006
ASSETS	2007	2006
Current Assets
Cash and Cash Equivalents	$270,906	$265,728
Other receivables	1,100	-
Prepaid Expenses	29,363	-
Total Current Assets	301,369	265,728

Computer Equipment, net	23,270	-
Developed Software, net	362,549	379,322

TOTAL ASSETS	$687,188	$645,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$67,756	$32,996
Total Current Liabilities	67,756	32,996

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common Stock, $.001 par value, 50,000,000 shares authorized,
13,744,000 and 13,500,00 shares issued and outstanding, respectively	13,744	13,500
Additional Paid-In Capital	1,258,756	753,000
Accumulated Deficit	(653,068)	(154,446)
Total Stockholders' Equity	619,432	612,054

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$687,188	$645,050

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

	2007	2006

REVENUE	$207,443	$-

OPERATING EXPENSES
Depreciation and amortization	21,389	-
Selling, General & Administrative:	434,765	11,498
Software Development Costs	255,437	132,653
TOTAL OPERATING EXPENSES	711,591	144,151

NET LOSS FROM OPERATIONS	(504,148)	(144,151)

OTHER INCOME
Interest income	5,526	3,205

NET LOSS	$(498,622)	$(140,946)

Basic and diluted weighted average shares outstanding	13,535,751	13,500,000
Basic and diluted net loss per share	$(0.04)	$(0.01)

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
Consolidted Statements of Stockholders' Equity
Years Ended December 31, 2007 and 2006

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance at December 31, 2005	13,500,000	$13,500	$-	$(13,500)	-
Imputed rent			8,000		8,000
Contributed capital			745,000		745,000

Net Loss				(140,946)	(140,946)

Balance at December 31, 2006	13,500,000	13,500	753,000	(154,446)	612,054

Contributed capital			376,000		376,000
Imputed rent			8,000		8,000
Cash received for stock	244,000	244	121,756		122,000

Net Loss				(498,622)	(498,622)

Balance at December 31, 2007	13,744,000	$13,744	$1,258,756	$(653,068)	$619,432

See accompanying summary of accounting policies and notes to consolidated financial statements.
F-4

TRIPLE A MEDICAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(498,622)	$(140,946)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,389	-
Imputed rent	8,000	8,000
Accounts receivable - employee	(1,100)	-
Prepaid expenses	(29,363)	-
Change in Accounts Payable and Accrued Expenses	34,760	32,996
Net Cash Used in Operating Activities	(464,936)	(99,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	-	(379,322)
Purchase of fixed assets	(27,886)	-
Net Cash Used in Investing Activities	(27,886)	(379,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	376,000	745,000
Proceeds from Sale of Stock	122,000	-
Net Cash Provided by Financing Activities	498,000	745,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,178	265,728

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	265,728	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$270,906	$265,728

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Triple A Medical, Inc. (Triple A), through its wholly owned subsidiary Triple A Software, Inc. (TAS), has developed and is in the process of selling and distributing a proprietary software developed for use as an electronic medical record by orthopedic surgeons. Triple A is located in Ovilla, Texas and was incorporated on December 27, 2006 in Nevada.

Triple A is the parent company of TAS, a Texas corporation. TAS was established in 2005 and since that time has been working to develop software. The software being developed is designed as an easy to use, interactive software with customization that can be made as it is used.

On December 29, 2006, Triple A issued 13,500,000 shares of common stock in exchange for a 100% equity interest in TAS. As a result of the share exchange, TAS became the wholly owned subsidiary of Triple A. The share exchange was treated as a recapitalization of TAS. The financial statements have been prepared as if TAS had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is 3 years.

Software Development Costs

Triple A follows Statement of Financial Accounting Standards 86, “Accounting for the costs of computer software to Be Sold, Leased, or Otherwise Marketed”.  In accordance with SFAS 86, internal costs incurred to create computer software are charged to expense when incurred until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, the costs of coding and testing and other costs of producing product masters are capitalized. Cost capitalization ceases when the product is available for general release to customers.

Capitalized software costs are amortized on a product-by-product basis, starting when the product is available for general release to customers. Annual amortization is the greater of straight-line over the product's estimated useful life or the percent of the product's current-year revenues as compared to the product's anticipated future revenues.

Capitalized software costs are evaluated for impairment on a product-by-product basis by a comparison of the unamortized capitalized costs to the product's net realizable value. The amount by which the unamortized capitalized costs exceed the net realizable value is recognized as an impairment charge.

Revenue Recognition

Triple A recognizes revenue when software is sold, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Triple A recognizes revenue from installation and other services as the services are performed.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Earnings (Loss) per Share

Earnings (loss) per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As Triple A has no potentially dilutive securities, fully diluted earnings (loss) per share is identical to earnings (loss) per share (basic).

NOTE 2 - GOING CONCERN

Triple A 's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Triple A has suffered recurring losses since inception and accumulated a deficit of $653,068 as of December 31, 2007. Additionally, Triple A has incurred recurring deficits in cash flows from operating activities.

Triple A 's ability to continue as a going concern is dependent upon its ability to complete the development of its developed software product with existing sources of capital, to successfully market and implement its developed software product and to achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - CONCENTRATIONS

Triple A maintains demand deposit accounts which at times exceed FDIC insurance limitations of $100,000 per account. Balances on deposit at financial institutions as of December 31, 2007 in excess of FDIC deposit insurance amounts were $170,906.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

Description	Life	2007 Amount	2006 Amount
Computer equipment	3 years	$24,639	$ 0
Accumulated depreciation		(1,369)	0
		$23,270	$ 0

Depreciation expense totaled $1,369 and $0 in 2007 and 2006, respectively.

NOTE 5 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at December 31, 2007 and 2006 consist of the following:

	2007	2006
Software	$382,569	$379,322
Less: accumulated amortization	(20,020)	(0)
	$362,549	$379,322

Amortization expense totaled $20,020 and $0 in 2007 and 2006, respectively

$132,653 of software development costs was expensed during 2006 and $255,437 in 2007.

NOTE 6 – INCOME TAXES

Deferred tax assets at December 31, 2007 and 2006 consisted of the following:

	Year ended December 31, 2007	Year ended December 31, 2006
Net operating loss carryforward	$ 222,043	$ 52,512
Less: valuation allowance	(222,043)	(52,512)
Net deferred tax asset	-	-

The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $653,000 at December 31, 2007, and will expire in the years 2024 through 2027.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount at that  would  result  if  the U.S. Federal statutory rate  of  34%  were  applied to pre-tax loss for 2007 and 2006 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings.

NOTE 7 – RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A entered into  an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A. In connection with this agreement ORTHO provided Triple A $745,000 during 2006 and $376,000 in 2007. This cash is reflected as additional paid-in capital as of December 31, 2006 and 2007. In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations. The terms of this agreement require Triple A to pay ORTHO 32.60% of the net income generated by the business in the immediately preceding month.

In addition, office space has been contributed by related parties since April 2006 rent-free.  $8,000 per year of expense has been imputed related to this office space.

NOTE 8 – MAJOR CUSTOMERS

Revenues had two customers that consisted of 93% of revenues for 2007. There were no major customers in 2006.

NOTE 9 – SUBSEQUENT EVENTS

In 2007 the Company had filed a Form SB-1 with the U.S. Securities & Exchange Commission which became effective in July 2007. Under the Form SB-1, the Company filed to offer a minimum of $75,000 and a maximum of $500,000. In March 2008, the Company  raised a total amount of $258,750 of which 136,750 was raised after December 31, 2007.

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

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

Product Support: The ODClient on the .NET framework makes it easier than ever to update and deploy new applications. Thanks to intelligent, one touch updates and intelligent support client PCs can be updated by copying the application to the target directory.  Client PCs may be updated automatically with no interruption or the may be updated on demand.

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

Data Server Tier: This tier is responsible for data storage. SQL Server 2005 with ..NET integration is the database of choice. However, the 3-Tier architecture supports application portability and database independence. Tools: SQL Server 2005, T-SQL, CLR Execution Environment, .Net Code Integration, Business Intelligence, Indexed, Full Text Search.

Mission

We will develop, document and market EHR solutions that are efficient, intuitive, easy to use, and promote physician acceptance.  This software will reduce the cost and risks associated with manual paper based systems. This will in turn improve the quality of care by more completely documenting patient care, eliminating common errors and tracking relevant procedures, events and outcomes. The EHR will provide an excellent ROI to the physician by reducing costs and enhancing revenues do to improved documentation and optimal billable code levels.

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

ITEM 2.

DESCRIPTION OF PROPERTY

Our corporate facilities are located in a 1,200 sf office facility at 604 Creekview, Ovilla, Texas 75154. The space is being contributed to the company until it has sufficient revenues to commit to a permanent location.

ITEM 3.

LEGAL PROCEEDINGS

We are not involved in any legal proceedings at this time.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant did not submit any matters to its security holders for a vote.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock was not quoted on any exchange or quoted price medium. Subsequent to year end, the Company started trading on the OTCBB under the ticker symbol TAAA.

Shareholders

As of December 31, 2007, there were 139 record holders of the Common Stock.

Dividends

The Company has not paid dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6.

SELECTED FINANCIAL DATA

Not required

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results for the fiscal year ended December 31, 2007

At the end of the first quarter of 2007, our software became operational and we started marketing it by attending trade shows, print advertising and brochures and personal contacts.  In August we had our first sale and installation of the software which took us out of the development stage and into the operating phase of our business. Our sales leads continue to be followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements.

REVENUE.  Revenue for the year ended December 31, 2007 was $207,443 compared to zero revenues in 2006 since 2007 was our first year where we had sales of our software; in 2006 we were still developing our software.

EXPENSES. Total expenses the twelve months ended December 31, 2007 was $711,591 compared to $144,151 for the year of 2006. In 2007, the three main components of that expense were software development costs, depreciation and amortization, and general and administrative expenses. Software development costs are the amounts expended on our software after it reached the point of being operational. These amounts for the twelve months ended December 31, 2007 were $255,437 compared to $132,653 for the same period in 2006.

We had no depreciation or amortization in 2006 but recorded $21,389 in 2007.

In 2007, we had selling, general and administrative expenses of $434,765 compared with $11,498 in 2006. The significant increase is due to our change from a company that was just developing software to a company that had a software product and was marketing and installing it. In order to do this, we had to incur costs for administration, service and support.

OTHER INCOME . We had interest income of $5,526 in 2007 compared with $3,205 in 2006. The increase was due to the greater cash balances the company had during the year.

NET LOSS. Net loss for the year ended December 31, 2007 was $498,622 compared with a loss of $140,946 for the year of 2006. The losses in both years was due to our company developing software and only started selling in the last part of 2007.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at December 31, 2007 was $270,906. We filed a Form SB-1 in 2007 and when we closed the offering in March 2008, we had raised a total of $258,750. Our sales efforts are materializing into sales and with the cash we have in the bank and the revenue we are starting to see from sales, we believe we have enough liquidity to carry us to the point where ales of our software provide enough cash flow to internally fund our operations.

Employees

As of December 31, 2007, the Company had three employees.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated in this filing are the following financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to the Financial Statements

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have retained Malone & Bailey, PC as our registered independent public accounting firm. We have had no disagreements with them on accounting and disclosure issues.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by external accountants who may not always get full information and therefore something is not recorded appropriately.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

ITEM 9B.

OTHER INFORMATION

The Registrant filed Form 8-K on December 18, 2007 to announced that in accordance with its Form SB-1 which became effective on July 6, 2007, we raised at least our minimum amount by the date of the end of the offering.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the company, their ages and principal positions are as follows:

P. Morgan McCune

 29

Director, President; Secretary and Director

Since December 2006

Background of Directors and Executive Officers:

P. Morgan McCune.

AA Degree Dallas Art Institute, Multimedia, Animation, Web Design, Web Developer, Graphic Artist, Medical Illustrator 6 years experience, Co-developer NextGen Orthopedic DB Developer NextGen Physical Therapy DB, Medical Illustrator for NextGen EMR, Development Proficiency: SQL 2005, Visual Studio 2005, .NET, C#, VB.

The Registrant has one shareholder, the President, P. Morgan McCune, who owns at least ten percent of the Company’s common stock. The initial Form 3 required to be filed by the shareholder was filed late. P. Morgan McCune was not required to file a Form 4 or Form 5 as his share holdings did not change.

ITEM 11.

EXECUTIVE COMPENSATION

Our sole officer and director received the following compensation for the years of 2004 and 2005. He has no employment contract with the company.

     Name of Person

Capacity in which he served

  Aggregate

Receiving compensation

   to receive remuneration

remuneration

P. Morgan McCune

President, Secretary

2007 - $72,000

     and Treasurer

2006 - $0

As of the date of this offering, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the officers, directors and stockholders who, at the date hereof, own of record or beneficially, directly or indirectly, more than 10% of the outstanding common stock, and all officers and directors of the company:

Amount

Owned

Title / relationship

Before the

 to Issuer

Name of Owner

offering         Percent

President, Secretary

            and Director

P. Morgan McCune

13,000,000       94.59%

All officers and

    Directors as a group

13,000,000       94.59%

No options, warrants or rights have been issued by the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In December 2006, we exchanged 13,500,000 shares of common stock for 100% of the outstanding stock of Triple A Software, Inc. In this transaction, the president of the company received 13,000,000 shares of common stock in consideration for his ownership in TAS.

As of the date of this filing, there are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

•

a director or officer of the issuer;

•

any principal security holder;

•

any promoter of the issuer;

•

any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007, the first year of audit, was $15,163.

(2) Audit-related fees

None

(3) Tax fees

None

(4) All other fees

None

(5) Audit committee policies and procedures

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

`

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) 1.

Financial Statements – Triple A Medical, Inc. and Subsidiaries

The following are contained in this 2007 Form 10-K report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to the Financial Statements

a) 3.

Exhibits

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

By:  /s/  P. Morgan McCune

P. Morgan McCune, President, CFO

Date: April 6, 2008