Form 10-Q
period 2008-03-31
TRIPLE A MEDICAL, INC.
filed 2008-05-15
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ]

Smaller reporting company

[X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [   ]   No [X].

As of May 6, 2008, there were 14,047,500 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                             F-1

Item 2     Management's Discussion and Analysis or Plan of Operation        2

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7

Item 2     Changes in Securities                                            7

Item 3     Default upon Senior Securities                                   7

Item 4     Submission of Matters to a Vote of Security Holders              7

Item 5     Other Information                                                7

Item 6     Exhibits and Reports on Form 8-K                                 7

i

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(Unaudited)

ASSETS
	March 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$ 274,442	$ 270,906
Other receivables	4,021	1,100
Prepaid expenses	29,363	29,363
Total current assets	307,826	301,369

Computer Equipment, net	22,585	23,270
Developed Software, net	356,173	362,549

TOTAL ASSETS	$ 688,584	$ 687,188

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 15,973	$ 67,756

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
14,047,500 issued and outstanding	14,047	13,744
Additional paid-in-capital	1,472,203	1,258,756
Subscription receivable	(2,000)	-
Accumulated Deficit	(813,639)	(653,068)
Total Stockholders’ Equity	670,611	619,432

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 688,584	$ 687,188

See accompanying summary of accounting policies and notes to consolidated financial statements.
F-1

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
REVENUE	$ 161,409	$ -

OPERATING EXPENSES:
Selling, general and administrative	322,204	8,831
Software development costs	1,227	119,267
Total Operating Expenses	323,431	128,098

OTHER INCOME
Interest income	1,451	2,470
Net loss	$ (160,571)	$ (125,628)

Basic and diluted weighted average shares outstanding	13,878,546	13,500,000

Basic and diluted net loss per share	($0.01)	($0.01)

See accompanying summary of accounting policies and notes to consolidated financial statements.
F-2

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2007 and the Three Months Ended March 31, 2008
(Unaudited)

			Additional
	Common	Common	Paid In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance December 31, 2006	13,500,000	$ 13,500	$ 753,000	$ -	$ (154,446)	$ 612,054

Contributed capital	-	-	376,000	-	-	376,000
Imputed rent	-	-	8,000	-	-	8,000
Cash received for stock	244,000	244	121,756	-		122,000

Net loss	-	-	-	-	(498,622)	(498,622)

Balance December 31, 2007	13,744,000	13,744	1,258,756	-	(653,068)	619,432

Contributed capital	-	-	60,000	-	-	60,000
Imputed rent	-	-	2,000	-	-	2,000
Cash received for stock	273,500	273	136,477	(2,000)	-	134,750
Stock issued for services	30,000	30	14,970	-	-	15,000

Net loss	-	-	-	-	(160,571)	(160,571)

Balance March 31, 2008	14,047,500	$ 14,047	$ 1,472,203	$ (2,000)	$ (813,639)	$ 670,611

See accompanying summary of accounting policies and notes to consolidated financial statements.
F-3

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (160,571)	$ (125,628)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	7,061	-
Stock issued for services	15,000	-
Imputed rent	2,000	2,000
Prepaid expenses and other current expenses	(2,921)	-
Change in accounts payable and accrued expenses	(51,783)	(23,419)
NET CASH USED IN OPERATING ACTIVITIES:	(191,214)	(147,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	134,750	-
Contributed capital	60,000	68,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	194,750	68,000

NET INCREASE IN CASH	3,536	(79,047)
CASH, BEGINNING OF PERIOD	270,906	265,728
CASH, END OF PERIOD	$ 274,442	$ 186,681

NON-CASH TRANSACTIONS
Common stock issued for subscription receivable
SUPPLEMENTAL DISCLOSURES	$ 2,000	$ -
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying summary of accounting policies and notes to consolidated financial statements.
F-4

TRIPLE A MEDICAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Triple A Medical, Inc. (“Triple A”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Triple A’s Annual Report on Form 10-K filed on April 10, 2008 for the year ended December 31, 2007.

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

NOTE 2 – STOCK BASED COMPENSATION

Triple A adopted SFAS No. 123(R), on January 1, 2008. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.” During the three months ended March 31, 2008, Triple A issued 30,000 shares for services valued at $15,000.

NOTE 3 - GOING CONCERN

Triple A 's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Triple A has recurring losses and an accumulated a deficit. Additionally, Triple A has incurred recurring deficits in cash flows from operating activities.

F-6

Triple A 's ability to continue as a going concern is dependent upon its ability to successfully market and implement its developed software product and to achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4– RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A  entered into  an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A. In connection with this agreement ORTHO provided Triple A $745,000 during 2006, $108,000 in 2007, and $60,000 in the first quarter of 2008. This cash is reflected as additional paid-in capital as of March 31, 2008, and December 31, 2007 and 2006. In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations. The terms of this agreement require Triple A to pay ORTHO 33.1% of the net revenue generated by the business in the immediately preceding month.

In addition, office space has been contributed by related parties from January 1 to March 2008 rent-free.  $2,000 of expense has been imputed related to this office space in the first quarter of 2008.

F-7

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

In mid 2007 we began marketing our new orthopedic her software. The new project was focused on resolving the key problems that have historically posed barriers to adoption, successful implementation and client satisfaction. These obstacles can be grouped together in four categories; Product Functionality, Product Implementation, Product Support, Product Acquisition Cost.

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

We are positioned to take full advantage of this shifting technological paradigm. The software is the first orthopedic EHR to be developed utilizing innovative 3-Tier architecture on SQL 2005, the .NET framework, C#, Visual Studio 2005 and the Microsoft Enterprise Library.

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

We develop, document and market EHR solutions that are efficient, intuitive, easy to use, and promote physician acceptance.  This software will reduce the cost and risks associated with manual paper based systems. This will in turn improve the quality of care by more completely documenting patient care, eliminating common errors and tracking relevant procedures, events and outcomes. The EHR will provide an excellent ROI to the physician by reducing costs and enhancing revenues do to improved documentation and optimal billable code levels.

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2008

During the current quarter, we had been marketing our software and following up on sales leads which had been generated throughout 2007 and into 2008, our software had been ready to install since April 2007.  Our sales leads continue to be followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements.

REVENUE.  Revenue for the three months ended March 31, 2008 saw us receive our first revenue from sales, which was $161,409 compared with no revenues for the three months ended March 31, 2007. The increase was due to the fact that in March 2007 we had just finished developing our software and were preparing to market it.

EXPENSES. Total expenses exclusive of any amortization and depreciation for the three months ended March 31, 2008, were $323,429 compared with expenses for the three months ended March 31, 2007 of $128,098. The large increase is due to two factors: firstly, in the period ended March 31, 2007 many of our costs for the software were capitalized, and secondly, in 2008 we were marketing, installing and supporting our software.

OTHER INCOME: We had interest income of $1,451 and $2,470 for the three months ended March 31, 2008 and 2007 respectively.

NET LOSS. Net loss for the three months ended March 31, 2008 was $160,571 compared to a net loss of $125,628 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at March 31, 2008 was $274,442 which we believe will be sufficient liquidity to carry us to the point where ales of our software provide enough cash flow to internally fund our operations, although we expect to raise more than the minimum amount.

Employees

As of March 31, 2008, the Company had five employees which it pays through an employee leasing agreement.

ITEM 3.  CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2008.

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

Date: May 15, 2008