Form 10-Q
period 2008-06-30
TRIPLE A MEDICAL, INC.
filed 2008-08-18
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [   ]   No [X].

As of July 31, 2008 there were 14,050,500 shares of Common Stock of the issuer outstanding.

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

ASSETS
	June 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$159,212	$270,906
Accounts receivables	128,116	-
Other receivables	21,221	1,100
Prepaid expenses	-	29,363
Total current assets	308,549	301,369

Computer equipment, net	21,901	23,270
Developed software, net	349,797	362,549

TOTAL ASSETS	$680,247	$687,188

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$38,357	$67,756

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
14,050,500 and 13,744,000 issued and outstanding, respectively	14,050	13,744
Additional paid-in-capital	1,473,699	1,258,756
Subscription receivable	(2,000)	-
Accumulated deficit	(843,859)	(653,068)
Total stockholders’ equity	641,890	619,432

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$680,247	$687,188

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUE	$259,447	$-	$420,856	$-

OPERATING EXPENSES:
Depreciation and amortization	7,061	-	14,121	-
Selling, general and administrative	283,361	9,227	598,504	18,060
Software development costs	-	116,150	1,228	235,417
Total operating expenses	290,422	125,379	613,853	253,477

OTHER INCOME
Interest income	755	1,625	2,206	4,095
Net loss	$(30,220)	$(123,754)	$(190,791)	$(249,382)

Basic and diluted weighted average shares outstanding	14,048,522	13,500,000	13,963,534	13,500,000

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2007 and the Six Months Ended June 30, 2008
(Unaudited)

			Additional
	Common	Common	Paid In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance December 31, 2006	13,500,000	$13,500	$753,000	$-	$(154,446)	$612,054

Contributed capital	-	-	376,000	-	-	376,000
Imputed rent	-	-	8,000	-	-	8,000
Cash received for stock	244,000	244	121,756	-	-	122,000

Net loss	-	-	-	-	(498,622)	(498,622)

Balance December 31, 2007	13,744,000	13,744	1,258,756	-	(653,068)	619,432

Contributed capital	-	-	60,000	-	-	60,000
Imputed rent	-	-	2,000	-	-	2,000
Cash received for stock	276,500	276	137,973	(2,000)	-	136,249
Stock issued for services	30,000	30	14,970	-	-	15,000

Net loss	-	-	-	-	(190,791)	(190,791)

Balance June 30, 2008	14,050,500	$14,050	$1,473,699	$(2,000)	$(843,859)	$641,890

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(190,791)	$(249,382)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	14,121	-
Change in accounts receivable	(128,116)	-
Change in other receivables	(20,121)	-
Stock issued for services	15,000	-
Imputed rent	2,000	4,000
Prepaid expenses and other current assets	29,363	-
Change in accounts payable and accrued expenses	(29,399)	(16,452)
NET CASH USED IN OPERATING ACTIVITIES	(307,943)	(261,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	136,249	-
Contributed capital	60,000	108,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	196,249	108,000

NET INCREASE IN CASH	(111,694)	(153,834)
CASH, BEGINNING OF PERIOD	270,906	265,728
CASH, END OF PERIOD	$159,212	$111,894

NON-CASH TRANSACTIONS
Common stock issued for subscription receivable	$2,000	$-
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.

Notes to the Consolidated Financial Statements
June 30, 2008

NOTE 1--BASIS OF PRESENTATION

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

NOTE 2--STOCK BASED COMPENSATION

Triple A adopted SFAS No. 123(R), on January 1, 2008.  SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”  During the six months ended June 30, 2008, Triple A issued 30,000 shares for services valued at $15,000.

NOTE 3--GOING CONCERN

Triple A's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Triple A has recurring losses and an accumulated deficit.  Additionally, Triple A has incurred recurring deficits in cash flows from operating activities.

Triple A's ability to continue as a going concern is dependent upon its ability to successfully market and implement its developed software product and to achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4--EQUITY TRANSACTIONS

During the year ended December 31, 2007, Triple A issued 244,000 shares of common stock in exchange for cash at $0.50 per shares.

During the year ended December 31, 2007 and the six month period ended June 30, 2008, Triple A received additional paid-in capital in conjunction with the Investment and Net Revenue Agreement as more fully described in Note 5 in the amounts of $108,000 and $60,000, respectively.

During the year ended December 31, 2007 and the six month period ended June 30, 2008, Triple A benefited from rent expense credited to additional paid-in capital from a related party as more fully described in Note 5 in the amounts of $8,000 and $2,000, respectively.

In March 2008 Triple A issued 30,000 shares of common stock in exchange for consulting services.  The issuance of shares for services was valued at $0.50 per share resulting in compensation expense of $15,000.

During the three month period ended March 31, 2008, Triple A issue 276,500 shares of common stock for cash at $0.50 per share.

NOTE 5--RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A entered into an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A.  In connection with this agreement, ORTHO provided Triple A $745,000 during 2006, $108,000 in 2007, and $60,000 in the six months ended 2008.  This cash is reflected as additional paid-in capital as of June 30, 2008, and December 31, 2007 and 2006.  In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations.  The terms of this agreement require Triple A to pay ORTHO 33.1% of the net revenues generated by the business in the immediately preceding month.

In addition, office space has been contributed by related parties from January 1 thru March 31, 2008 rent-free.  Two thousand dollars of rent expense has been imputed related to this office space in the first quarter of 2008.  In the three months ended June 30, 2008, the Company paid a related party $11,000 for office space rent.

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

General

The Company was founded to create electronic healthcare software applications.  The initial development is an Electronic Health Record (EHR), specifically designed to meet the needs of orthopedic physicians. For the past four years, our President, Morgan McCune, has worked directly with dozens of orthopedic physicians in more than 40 states.  He has reviewed orthopedic clinical research and extensively surveyed reference materials.  Based upon the research, Mr. McCune created a database with a graphical interface to assist orthopedic physicians with the documentation of the patient encounter.

The Market

Phoenix Ortho is participating in an $18 billion market for Electronic Health Records (EHR).  The Orthopedics market approaches $2 billion.  There are more than 20,500 board certified orthopedists and 12,872 orthopedic group practices.  Research indicates that this market is less than 10% penetrated.  Recent surveys indicate that 58% of medical practices are looking at purchasing an EHR in the next two years.  In 2005 the average orthopedic EHR sale was $171,000. (2001 AAOS Census, 2004 MGMA Survey)  Recent growth rate in new sales has averaged about 30%.  We expected this growth rate will accelerate sharply over the next two years.

Keys to Success

Focus: We believe focus is the essential ingredient to successful EHR development and deployment. Phoenix Ortho is unique in its extensive experience and singular focus on orthopedics.  By focusing on one specialty, we can avoid the wholesale generalities that have plagued EHR vendors and frustrated their orthopedic clients.  Phoenix Ortho understands the unique requirements of orthopedic physicians.  Focus promotes the creation of relevant content and specialty specific application functionality.  Content relevance is a significant factor in physician adoption.

In mid-2007 we began marketing our new orthopedic EHR software.  The new project was focused on resolving the key problems that have historically posed barriers to adoption, successful implementation, and client satisfaction.  These obstacles can be grouped together in four categories; Product Functionality, Product Implementation, Product Support, and Product Acquisition Cost.

Product Functionality: The software will establish new standards for ease of use, efficiency, stability, and availability facilitating end user adoption.  The software is designed and scaled specifically for the pen tablet environment.  We believe the pen tablet is the device of choice for EHR end users.  Our development will utilize input tools such as sliders, combo boxes, role over images and other custom designed tools to provide a truly keyboard free interface.  Other tablet input options such as “Pen and Ink” and “Voice to Text” will be available as needed to capture representative content.  The ODClient will improve stability, performance, and availability by utilizing .NET automatic versioning and auto-recovery from deadlock errors and memory leaks.  Advanced compilation and caching techniques substantially lower CPU utilization.  The ODClient (smart client) will support both disconnected and low bandwidth clients supporting end user mobility and minimizing the frustration of “Systems Down”.

Product Implementation: We have developed an orthopedic, client focused implementation methodology we call the “AAA” implementation plan.  This plan focuses on the three critical aspects of implementation; Assessment, Adoption, and Adaptation.  All implementations will begin with Assessment.  During the assessment phase the unique needs of the end users are identified.  Each user is profiled to determine their needs and potential road blocks to success.  The physicians are identified as Champions, Contenders, or Challengers.  An implementation strategy is designed around these “Adoption Profiles”.  The Champions are the eager adopters and should be the first users.  The Contenders are frequently indifferent but, usually agreeable adopters.  The Challengers represent approximately 30% of the physicians who will resist implementation for a variety of reasons.  Sometimes they feel they are too technology challenged and fearful, some are too busy and may fear loss of revenue by adoption, while others are just resistant to anything new.  When these objections are clearly understood, “Adaptation” can take place and in most cases mitigate the Challengers objection(s).  Adaptation is the process of introducing (training) the end users to the application “Best Practices”.  It also takes into account the “Profile” of the end user to create a “Best Practices” by provider (See Challengers above).

Product Support: The ODClient on the .NET framework makes it easier than ever to update and deploy new applications.  Thanks to intelligent, one touch updates and intelligent support client PCs can be updated by copying the application to the target directory.  Client PCs may be updated automatically with no interruption or the may be updated on demand.

Product Acquisition Cost: We will provide alternative acquisition models to help overcome purchase resistance due to capital costs.  Although we will make the EHR software available on the traditional for- purchase basis, through our innovative 3-Tier ODClient architecture we will also offer a service based model.  Our customers will be able to utilize the full function and features of the EHR software for an affordable monthly service charge.

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

Implementation of 3-Tier Architecture

ODClient: Combines the best of traditional rich client functionality with the ease of thin client deployment and maintenance.  ODClient raises the standard by adding support for mobile, offline or low bandwidth users with intelligent connection management (data caching and batch requests).  Even fully connected clients will see performance and stability benefits.  ODClient will reduce management costs by avoiding the complexities and “application fragility” of traditional rich client deployments (shared code, registered components, and DLLs in a common folder).  ODClient will utilize a seamless, simplified, predictable “no touch deployment”.  Updates may occur in the background or on demand. Tools: Visual C# 2005, Microsoft Office 2003, and XML underlying structure.

Application Server Tier: Business-objects that implement the business rules reside here.  This tier isolates the data from direct access by the clients.  Tools: .Net Framework 2.0 and Microsoft Enterprise Library.

Data Server Tier: This tier is responsible for data storage.  SQL Server 2005 with .NET integration is the database of choice.  However, the 3-Tier architecture supports application portability and database independence.  Tools: SQL Server 2005, T-SQL, CLR Execution Environment, .Net Code Integration, Business Intelligence, Indexed, and Full Text Search.

Mission

We develop, document, and market EHR solutions that are efficient, intuitive, easy to use, and promote physician acceptance.  This software will reduce the cost and risks associated with manual paper based systems.  This will in turn improve the quality of care by more completely documenting patient care, eliminating common errors and tracking relevant procedures, events, and outcomes.  The EHR will provide an excellent ROI to the physician by reducing costs and enhancing revenues do to improved documentation and optimal billable code levels.

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

RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2008

During the six months ended June 30, 2008, we had continued marketing our software and following up on sales leads which had been generated throughout 2007 and into 2008.  The sales cycle can be anywhere from three months to one year.  In addition to a couple independent sales persons and alliances with marketing partners, we hired a full time salesman on commission only.  Our sales leads continue to be generated and followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements.  In addition, we expect to see sales from our full time salesman starting in the last quarter of 2008 into the first quarter of 2009.

REVENUE. Revenue for the three months ended June 30, 2008 continued as it increased from the first quarter of 2008, where we saw first revenue from sales.  Revenue in the three months ended June 30, 2008 was $259,447 compared to $161,409 in the three months ended March 31, 2008.  Our sales in the same periods last year were zero since we had no sales and were finishing the development of our product and starting to attend trade shows.  Our revenue for the six months ended June 30, 2008 was $420,856 compared to zero in the same six months of 2007.

EXPENSES. Depreciation and amortization expense was $7,061 for the three months ended June 30, 2008 and $14,121 for the six months ended June 30, 2008 where in the same periods of 2007 it was zero.

Software development costs totaled zero for the three months ended June 30, 2008 compared to $116,150 for the same three months in 2007 and $1,228 and $235,417 for the six months ended June 30, 2008 and 2007, respectively.  The significant decrease was due to the capitalization of many of the software development costs in 2007, where in 2008 our software was basically complete and we were marketing and installing it.

Other selling, general and administrative costs were $283,361 and $9,227  for the three months ended June 30, 2008 and 2007, respectively, and $598,504 and $18,060 for the six months ended June 30, 2008 and 2007, respectively.  The significant increase was due to most costs in the first quarter of 2007 associated with the development of our software, were capitalized, and secondly, in 2008 we were marketing, installing, and supporting our software and in order to do this effectively.  We have added a number of support personnel to install and support our software.

OTHER INCOME. We had interest income of $755 and $1,625 for the three months ended June 30, 2008 and 2007, respectively, and interest income of $2,206 and $4,095 for the six months ended June 30, 2008 and 2007, respectively.

NET LOSS. Net loss for the three months ended June 30, 2008 was ($30,220) compared to a net loss of ($123,754) for the three months ended June 30, 2007.  Net loss for the six months ended June 30, 2008 was ($190,791) compared to a net loss of ($249,382) for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at June 30, 2008 was $159,212 which we believe will be sufficient liquidity to carry us to the point where all of our software will provide enough cash flow to internally fund our operations, although we expect to raise more than the minimum amount.

Employees

As of June 30, 2008, the Company had nine employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting
We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2008.

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE A MEDICAL, INC.

By /s/ P. Morgan McCune
P. Morgan McCune, President, CFO

Date: August 9, 2008