Form 10-K/A
period 2007-12-31
TRIPLE A MEDICAL, INC.
filed 2008-10-21
CIK 1393371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File No. 333-142979

TRIPLE A MEDICAL, INC.

Nevada	20-4846807
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

604 Creekview, Ovilla, Texas 75154
(PRINCIPAL EXECUTIVE OFFICES)

972 / 596-0066
(ISSUER'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes [X] No [ ]

As of September 30, 2008, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $525,520. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of September 30, 2008, the issuer had 14,050,500 shares of common stock outstanding.

Documents incorporated by reference: none

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Amendment No. 1 to the Annual Report on Form 10-K

For the Year Ended December 31, 2007

EXPLANATORY NOTE

This Form 10-K/A is being filed by Triple A Medical, Inc., to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 that was originally filed with the Securities and Exchange Commission on April 10, 2008.

This Form 10-K/A amends and restates, pursuant to ITEM 307 of Regulation S-K, Disclosure of Controls and Procedures, and ITEM 601(b)(31) of Regulation S-B, the Exhibit 31.1, Certification of the Principal Executive Officer and Exhibit 31.2, Certification Principal Financial Officer, which adds the introductory language of paragraph 4 and the language paragraph 4(b).

In addition, as part of the 10-K/A, the Amendment also includes the report signed on behalf of the registrant by our principal executive officer, our principal financial officer and our sole director.

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original or First Amended filing.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

Description	Life	2007 Amount	2006 Amount
Computer equipment	3 years	$24,639	$0
Accumulated depreciation		(1,369)	0
		$23,270	$0

Depreciation expense totaled $1,369 and $0 in 2007 and 2006, respectively.

NOTE 5 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at December 31, 2007 and 2006 consist of the following:

	2007	2006
Software	$382,569	$379,322
Less: accumulated amortization	(20,020)	(0)
	$362,549	$379,322

Amortization expense totaled $20,020 and $0 in 2007 and 2006, respectively

$132,653 of software development costs was expensed during 2006 and $255,437 in 2007.

NOTE 6 – INCOME TAXES

Deferred tax assets at December 31, 2007 and 2006 consisted of the following:

	Year ended December 31, 2007	Year ended December 31, 2006
Net operating loss carryforward	$222,043	$52,512
Less: valuation allowance	(222,043)	(52,512)
Net deferred tax asset	-	-

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

NOTE 7 – RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A entered into  an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A. In connection with this agreement ORTHO provided Triple A $745,000 during 2006 and $396,000 in 2007. This cash is reflected as additional paid-in capital as of December 31, 2006 and 2007. In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations. The terms of this agreement require Triple A to pay ORTHO 32.60% of the net income generated by the business in the immediately preceding month.

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

NET LOSS. Net loss for the year ended December 31, 2007 was $498,627 compared with a loss of $140,946 for the year of 2006. The losses in both years was due to our company developing software and only started selling in the last part of 2007.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Our sole officer and director received the following compensation for the years of 2004 and 2005. He has no employment contract with the company.

Name of Person Receiving compensation	Capacity in which he served to receive remuneration	Aggregate remuneration

P. Morgan McCune	President, Secretary and Treasurer	2007 - $72,000 2006 - $0

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the officers, directors and stockholders who, at the date hereof, own of record or beneficially, directly or indirectly, more than 10% of the outstanding common stock, and all officers and directors of the company:

Title/relationship to Issuer	Name of Owner	Amount Owned Before The Offering	Percent
President, Secretary and Director	P. Morgan McCune	13,000,000	94.59%

All officers and Directors as a group		13,000,000	94.59%

No options, warrants or rights have been issued by the Company.

PART III

ITEM 13.- Exhibits and Reports on Form 8-K

(a)	Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to the Financial Statements

a) 3.           Exhibits

Exhibits

Exhibit Number                                                      Name of Exhibit

(a)	Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE A MEDICAL, INC.

By:  /s/  P. Morgan McCune
P. Morgan McCune
Sole Member of the Board of Directors

Dated: October 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  P. Morgan McCune
P. Morgan McCune
Sole Member of the Board of Directors

/s/  P. Morgan McCune
P. Morgan McCune
Chief Executive Officer

/s/  P. Morgan McCune
P. Morgan McCune
Chief Financial Officer

/s/  P. Morgan McCune
P. Morgan McCune
Chief Accounting Officer

Dated: October 21, 2008