Form 10-Q/A
period 2008-03-31
TRIPLE A MEDICAL, INC.
filed 2008-10-21
CIK 1393371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIODENDED MARCH 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes [    ] No [X]

As of September 30, 2008, the aggregate market value of the common stock held by non-affiliates based on the closing sale price of Common Stock was $525,250. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of September 30, 2008, the issuer had 14,050,500 shares of common stock outstanding.

Documents incorporated by reference: none Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Period Ended March 31, 2008

EXPLANATORY NOTE

This Form 10-Q/A is being filed by Triple A Medical, Inc., to amend the Company’s Report on Form 10-Q for the period ended March 31, 2008 that was originally filed with the Securities and Exchange Commission on May 15, 2008.

This Form 10-Q/A amends and restates, pursuant to ITEM 601(b)(31) of Regulation S-B, the Exhibit 31.1, Certification of the Principal Executive Officer and Exhibit 31.2, Certification Principal Financial Officer, which adds the introductory language of paragraph 4 and the language paragraph 4(b).

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original or First Amended filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE A MEDICAL.

By:  /s/  P. Morgan McCune

P. Morgan McCune
Chief Executive Officer

Dated October 21, 2008

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