Form 10-Q/A
period 2008-06-30
TRIPLE A MEDICAL, INC.
filed 2008-10-21
CIK 1393371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIODENDED JUNE 30, 2008

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

For the Period Ended June 30, 2008

EXPLANATORY NOTE

This Form 10-Q/A is being filed by Triple A Medical, Inc., to amend the Company’s Report on Form 10-Q for the period ended June 30, 2008 that was originally filed with the Securities and Exchange Commission on August 18, 2008.

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