Form 10-Q
period 2008-09-30
TRIPLE A MEDICAL, INC.
filed 2008-11-14
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 27, 2008 there were 14,050,500 shares of Common Stock of the issuer outstanding.

i

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

ASSETS
	September 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$66,759	$270,906
Accounts receivable	97,919	-
Other receivables	20,121	1,100
Prepaid expenses	-	29,363
Total current assets	184,799	301,369

Computer equipment, net	21,216	23,270
Developed software, net	343,421	362,549

TOTAL ASSETS	$549,436	$687,188

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$32,461	$67,756

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
14,050,500 and 13,744,000 issued and outstanding, respectively	14,050	13,744
Additional paid-in-capital	1,550,699	1,258,756
Subscription receivable	(2,000)	-
Accumulated deficit	(1,045,774)	(653,068)
Total stockholders’ equity	516,975	619,432

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$549,436	$687,188

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	NineMonths Ended
	September 30, 2008	September 30, 2007	September30, 2008	September 30, 2007
REVENUE	$37,605	$85,812	$458,461	$85,812

OPERATING EXPENSES:
Depreciation and amortization	7,061	-	21,182	-
Selling, general and administrative	224,954	87,645	823,458	105,707
Software development costs	7,582	40,040	8,810	275,457
Total operating expenses	239,597	127,685	853,450	381,164

Los from oprations	(201,915)	(41,873)	(394,989)	(295,532)

OTHER INCOME
Interest income	77	382	2,283	4,428
Net loss	$(201,915)	$(41,541)	$(392,706)	$(290,924)

Basic and diluted weighted average shares outstanding	14,050,500	13,500,000	13,992,734	13,500,000

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.02)

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2007 and the Nine Months Ended September 30, 2008
(Unaudited)

			Additional
	Common	Common	Paid In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance December 31, 2006	13,500,000	$13,500	$753,000	$-	$(154,446)	$612,054

Contributed capital	-	-	376,000	-	-	376,000
Imputed rent	-	-	8,000	-	-	8,000
Cash received for stock	244,000	244	121,756	-	-	122,000

Net loss	-	-	-	-	(498,622)	(498,622)

Balance December 31, 2007	13,744,000	13,744	1,258,756	-	(653,068)	619,432

Contributed capital	-	-	137,000	-	-	137,000
Imputed rent	-	-	2,000	-	-	2,000
Cash received for stock	276,500	276	137,973	(2,000)	-	136,249
Stock issued for services	30,000	30	14,970	-	-	15,000

Net loss	-	-	-	-	(392,706	(392,706)

Balance September 30, 2008	14,050,500	$14,050	$1,550,699	$(2,000)	$(1,045,774)	$516,975

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392,706)	$(290,924)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	21,182	-
Change in accounts receivable	(97,919)	-
Change in other receivables	(19,021)	-
Stock issued for services	15,000	-
Imputed rent	2,000	4,000
Prepaid expenses and other current assets	29,363	-
Change in accounts payable and accrued expenses	(35,295)	(15,263)
NET CASH USED IN OPERATING ACTIVITIES	(477,396)	(302,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	136,249	-
Contributed capital	137,000	108,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	273,249	108,000

NET DECREASE IN CASH	(204,147)	(194,187)
CASH, BEGINNING OF PERIOD	270,906	265,728
CASH, END OF PERIOD	$66,759	$71,541

NON-CASH TRANSACTIONS
Common stock issued for subscription receivable	$2,000	$-
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.

Notes to the Consolidated Financial Statements
September 30, 2008

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

NOTE 2--STOCK BASED COMPENSATION

Triple A adopted SFAS No. 123(R), on January 1, 2008.  SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”  During the three months ended September 30, 2008, Triple A did not issue shares for services, but issued 30,000 shares for services valued at $15,000 for the nine months ended September 30, 2008.

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

NOTE 4--RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A entered into an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A.  In connection with this agreement, ORTHO provided Triple A $745,000 during 2006, $108,000 in 2007, and $137,000 in the nine months ended 2008.  This cash is reflected as additional paid-in capital as of September 30, 2008, and December 31, 2007 and 2006.  In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations.  The terms of this agreement require Triple A to pay ORTHO 33.1% of the net revenues generated by the business in the immediately preceding month.

In the third quarter of 2008, Triple A borrowed $10,000 from ORTHO to help fund operations.  This balance is included in Accounts Payable.

In addition, office space has been contributed by related parties from January 1 thru March 31, 2008 rent-free.  Two thousand of expense has been imputed related to this office space in the first quarter of 2008.  In the nine months ended September 30, 2008, the Company paid a related party $24,000 for office space rent.

NOTE 5-RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

Tripe A does not anticipate an recently issued accouitng pronouncement to have an impact of its financial statements

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

RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2008

During the nine months ended September 30, 2008, we had continued marketing our software and following up on sales leads which had been generated throughout 2007 and into 2008.  The sales cycle can be anywhere from three months to one year.  In addition to a couple independent sales persons and alliances with marketing partners, we hired a full time salesman on commission only.  Our sales leads continue to be generated and followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements.  In addition, we expect to see sales from our full time salesman starting in the last quarter of 2008 into the first quarter of 2009.

REVENUE. Revenue in the three months ended September 30, 2008 was $37,605 compared to $85,812 in the three months ended September 30, 2007.  The reduction is attributable to the timing of installations where in 2007, Q3 was the first month of sales, and in 2008, installation contracts were signed and completed in Q2.  Revenue in Q3 2008, has been mainly service related.  Our revenue for the nine months ended September 30, 2008 was $458,461 compared to $85,812 in the same nine months of 2007.  The increase is due to the contract installations mainly in the first and second quarters of 2008.

EXPENSES. Depreciation and amortization expense was $7,061 for the three months ended September 30, 2008 and $21,182 for the nine months ended September 30, 2008 where in the same periods of 2007 it was zero.
Software development costs totaled $6,983 for the three months ended September 30, 2008 compared to $40,040 for the same three months in 2007 and $8,211 and $275,457 for the nine months ended September 30, 2008 and 2007, respectively.  The significant decrease was due to the capitalization of many of the software development costs in 2007, where in 2008 our software was basically complete and we were marketing and installing it.
Other selling, general and administrative costs were $225,553 and $87,645 for the three months ended September 30, 2008 and 2007, respectively, and $824,057 and $105,707 for the nine months ended September 30, 2008 and 2007, respectively.  The significant increase was due to most costs in the first quarter of 2007 associated with the development of our software, were capitalized, and secondly, in 2008 we were marketing, installing, and supporting our software and in order to do this effectively.  We have added a number of support personnel to install and support our software.

OTHER INCOME. We had interest income of $77 and $332 for the three months ended September 30, 2008 and 2007, respectively, and interest income of $2,283 and $4,428 for the nine months ended September 30, 2008 and 2007, respectively.

NET LOSS. Net loss for the three months ended September 30, 2008 was ($201,915) compared to a net loss of ($41,541) for the three months ended September 30, 2007.  Net loss for the nine months ended September 30, 2008 was ($392,706) compared to a net loss of ($290,924) for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at September 30, 2008 was $66,759 which we believe will be sufficient liquidity to carry us to the point where all of our software will provide enough cash flow to internally fund our operations.

Employees

As of September 30, 2008, the Company had nine employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2008, our Chief Executive and Chief Financial Officer as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2008.

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

Date: November 1, 2008