Form 10-K
period 2008-12-31
TRIPLE A MEDICAL, INC.
filed 2009-04-14
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-142979

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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [ X ]   No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Amaller reporting company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [   ]   No [X].

As of March 26, 2009, there were 14,050,500 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

		Page
PART I
ITEM 1	Description of Business	2
ITEM 2	Description of Property	3
ITEM 3	Legal Proceedings	3
ITEM 4	Submission of Matters to a Vote of Security Holders	3

PART II
ITEM 5	Market for Registrant’s Common Equity And Related Stockholders Matters	4
ITEM 6	Selected Financial Data	4
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	5
ITEM 8	Financial Statements and Supplementary Data	F-1 to F-11
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	6
ITEM 9A	Controls and Procedures	6
ITEM 9B	Other Information	7

PART III
ITEM 10	Directors, Executive Officers and Corporate Governance	8
ITEM 11	Executive Compensation	8
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	9
ITEM 14	Principal Accounting Fees and Services	9

PART IV
ITEM 15	Exhibits and Financial Statement Schedules	11

EXHIBIT INDEX
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES		12

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

In early 2007, we began marketing a new orthopedic EHR. The new project was focused on resolving the key problems that have historically posed barriers to adoption, successful implementation and client satisfaction. These obstacles can be grouped together in four categories; Product Functionality, Product Implementation, Product Support, Product Acquisition Cost.

Product Functionality: The software will establish new standards for ease of use, efficiency, stability and availability facilitating end user adoption. The software is designed and scaled specifically for the pen tablet environment. We believe the pen tablet is the device of choice for EHR end users. Our development will utilize input tools such as sliders, combo boxes, role over images and other custom designed tools to provide a truly keyboard free interface. Other tablet input options such as “Pen and Ink” and “Voice to Text” will be available as needed to capture representative content. The OD Client will improve stability, performance and availability by utilizing .NET automatic versioning and auto recovery from deadlock errors and memory leaks. Advanced compilation and caching techniques substantially lower CPU utilization. The ODClient (smart client) will support both disconnected and low bandwidth clients supporting end user mobility and minimizing the frustration of “Systems down”.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate facilities are located in a 1,200 sf office facility at 604 Creekview, Ovilla, Texas 75154. The space is being leased on a month to month basis for $5,000 per month.

ITEM 3.                      LEGAL PROCEEDINGS

We are not involved in any legal proceedings at this time.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2008, in the annual meeting of the shareholders, the security holders elected the following directors of the corporation:

P. Morgan McCune

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is currently quoted on the NASDAQ bulletin board under the symbol “TAAA” and has been quoted since March of 2008.

The following table sets forth the quarterly high and low prices paid (or if no activity, the last sale price) for the Common Stock for 2008..

Fiscal 2008	High	Low
First Quarter	$0.50	$0.50
Second Quarter	$0.50	$0.50
Third Quarter	$0.50	$0.50
Fourth Quarter	$0.50	$0.50

Shareholders

As of December 31, 2008, there were approximately 114 record holders of the Common Stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Results for the fiscal year ended December 31, 2008

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

REVENUE.  Revenue for the year ended December 31, 2008 was $542,165 compared to $207,443 for 2007. The increase is due to our marketing is making our software better known.

EXPENSES. Total expenses the twelve months ended December 31, 2008 was $1,325,205 compared to $711,591 for the year of 2007. In  2008, the main components were travel related to new installations of $271,179, employee leasing of $563,113, contract services of $133,676 and software development costs of $26,500. We also had bad debt expense of $95,799 in 2008 which resulted from a dispute over items in one of our contracts. In 2007, the three main components of that expense were software development costs, depreciation and amortization, and general and administrative expenses. Software development costs are the amounts expended on our software after it reached the point of being operational.

Depreciation and amortization was $84,727 and $21,389 in 2008 and 2007 respectively.

In 2008, we had selling, general and administrative expenses of $1,213,978 compared with $434,765 in 2007. The significant increase is due to our marketing our software, establishing our infrastructure for services clients and the marketing and installation of double the sales we had in 2007, and the bad debt provision mentioned above of $95,799.

OTHER INCOME . We had interest income of $2,349 in 2008 and $5,526 in 2007. In 2008 we had interest expense of $398 compared to $0 in 2007.

NET LOSS. Net loss for the year ended December 31, 2008 was $781,089 compared with a loss of $498,622 for the year of 2007. The losses in both years was due to our company initial years of selling and marketing our software which started in 2007.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at December 31, 2008 was $47,954. We raised a total of $258,750 in a public offering in 2008 and we believe it has sustained us to the point we are now where our sales efforts are materializing into sales and with the cash we have in the bank and the revenue we are seeing from sales, we believe we will have enough liquidity to carry us to the point where ales of our software provide enough cash flow to internally fund our operations.

Employees

As of December 31, 2008, the Company had six employees.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated in this filing are the following financial statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Triple A Medical, Inc.
Ovilla, Texas

We have audited the accompanying consolidated balance sheets of Triple A Medical, Inc. , as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Triple A Medical, Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triple A Medical, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has recurring deficits in cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  MALONE & BAILEY, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 15, 2009

TRIPLE A MEDICAL, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007
ASSETS	2008	2007
Current Assets
Cash and cash equivalents	$47,954	$270,906
Accounts Receivable, net of allowance of $95,799 and $0 In 2008 & 2007, respectively	22,083	1,100
Prepaid Expenses	-	29,363
Total Current Assets	70,037	301,369

Computer Equipment, net	15,057	23,270
Developed Software, net	286,035	362,549

TOTAL ASSETS	$371,129	$687,188

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$95,140	$67,756
Short-term Debt	40,398	-
Total Current Liabilities	135,538	67,756

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common Stock, $.001 par value, 50,000,000 shares authorized,
14,050,500 and 13,744,000 shares issued and outstanding, respectively	14,051	13,744
Additional Paid-In Capital	1,655,697	1,258,756
Accumulated Deficit	(1,434,157)	(653,068)
Total Stockholders' Equity	235,591	619,432

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,129	$687,188

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

	2008	2007

REVENUE	$542,165	$207,443

OPERATING EXPENSES
Depreciation and amortization	84,727	21,389
Selling, General & Administrative:	1,213,978	434,765
Software Development Costs	26,500	255,437
TOTAL OPERATING EXPENSES	1,325,205	711,591

NET LOSS FROM OPERATIONS	(783,040)	(504,148)

OTHER INCOME (EXPENSE)
Interest income	2,349	5,526
Interest expense	(398)	-
TOTAL OTHER INCOME (EXPENSE)	1,951	5,526

NET LOSS	$(781,089)	$(498,622)

Basic and diluted weighted average shares outstanding	14,007,255	13,535,751
Basic and diluted net loss per share	$(0.05)	$(0.04)

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC. Consolidated Statements of Stockholders' Equity Years Ended December 31, 2008 and 2007

	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Totals

Balance at December 31, 2007	13,744,000	$13,744	$1,258,756		$(653,068)	$619,432

Contributed capital			244,000			244,000
Imputed rent			2,000			2,000
Cash received for stock	276,500	277	137,971	(2,000)		136,248
Shares issued for services	30,000	30	14,970			15,000

Net Loss					(781,089)	(781089)

Balance at December 31, 2008	14,050,500	$14,051	$1,657,697	$(2,000)	$(1,434,157)	$235,591

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(781,089)	$(498,622)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	84,727	21,389
Common stock issued for services	15,000	-
Changes in operating assets and liabilities:
Imputed rent	2,000	8,000
Accounts receivable	(22,084)	-
Accounts receivable - employee	1,100	(1,100)
Prepaid expenses	29,363	(29,363)
Accounts payable and accrued expenses	27,384	34,760
Net Cash Used in Operating Activities	(643,599)	(464,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(27,886)
Net Cash Used in Investing Activities	-	(27,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	244,000	376,000
Proceeds from sale of stock	136,249	122,000
Payments on short term debt	(5,000)	-
Proceeds from short term debt	45,398	-
Net Cash Provided by Financing Activities	420,647	498,000

NET INCREASE IN CASH AND CASH EQUIVALENTS (DECREASE)	(222,952)	5,178

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	270,906	265,728

CASH AND CASH EQUIVALENTS AT END OF YEAR	$47,954	$270,906

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

The financial statements also include the accounts of Triple A’s subsidiary, Phoenix Ortho , LLC.

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

Revenue Recognition

Triple A recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured, under EITF 08-01. Triple A recognizes revenue under multiple deliverable arrangements from installation and other services as the services are performed.

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

Fair Value of Financial Instruments:

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturities of these instruments.  The carrying amount of the Company’s marketable securities and capital leases approximate fair value due to the stated interest rates approximating market rates.

Recent Accounting Pronouncements:

The Company does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Triple A 's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Triple A has suffered recurring losses since inception and accumulated a deficit of $1,434,157 as of December 31, 2008. Additionally, Triple A has incurred recurring deficits in cash flows from operating activities.

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

NOTE 3 - CONCENTRATIONS

Triple A maintains demand deposit accounts which at times exceed FDIC insurance limitations of $250,000 per account. Balances on deposit at financial institutions as of December 31, 2007 in excess of FDIC deposit insurance amounts were $20,906.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

Description	Life	2008 Amount	2007 Amount

Computer equipment	3 years	$24,639	$24,639
Accumulated depreciation		(9,582)	(1,369)
		$15,057	$23,270

Depreciation expense totaled $8,213 and $1,369 for the years ended December 31,  2008 and 2007, respectively.

NOTE 5 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at December 31, 2008 and 2007 consist of the following:

	2008	2007
Software	$382,569	$382,569
Less: accumulated amortization	(96,534)	(20,020)

	$286,035	$362,549

Amortization expense totaled $76,514 and $20,020 in 2008 and 2007, respectively

$255,437 of software development costs were expensed during 2007 and $26,500 in 2008.

NOTE 6 – SHORT-TERM NOTES PAYABLE

Triple a borrowed $45,398 in the form of a short term line of credit from Ortho Dev, LLC, the entity responsible for developing its software in September 2008. This line of credit matures in September 2009 and bears interest at a rate of 5.85%. the balance on this line of credit amounted to $40,398 as of December 31, 2008

NOTE 7 – INCOME TAXES

Deferred tax assets at December 31, 2008 and 2007 consisted of the following:

	Year ended December 31, 2008	Year ended December 31, 2007

Net operating loss carry forward	$481,493	$222,043
Less: valuation allowance	(483,493)	(222,043)
Net deferred tax asset	-	-

The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,416,156 at December 31, 2008, and will expire in the years 2024 through 2028.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount at that  would  result  if  the U.S. Federal statutory rate  of  34%  were  applied to pre-tax loss for 2008 and 2007 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings.

NOTE 8 – RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A entered into  an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A. In connection with this agreement ORTHO provided Triple A $376,000 during 2007 and $244,000 in 2008. This cash is reflected as additional paid-in capital as of December 31, 2007 and 2008. In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations. The terms of this agreement require Triple A to pay ORTHO 32.60% of the net income generated by the business in the immediately preceding month. This Investment and net revenue agreement has been assigned form Ortho to another entity controlled by the owners, Phoenix Scap, LLP during 2006.

In addition, office space has been contributed by related parties from April 2006  to March 2008 rent-free.  $2,000 in 2008 and $8,000 in 2007 has been imputed related to this office space.

NOTE 9 – CONCENTRATIONS

Triple A has a concentration of revenues based upon a limited number of customers. For the year ended December 31, 2008 three customers comprised 76%  of total revenues. For the year ended December 31, 2007 two customers comprised 93%  of total revenues.

Triple A has contracted with the entity Ortho Dev, LLC to develop the software it uses to provide its electronic medical records. All software development costs including those capitalized as well as expense, as detailed in the following tables, have been acquired from Ortho Dev, LLC.

Software development costs paid to Ortho Dev and capitalized or expensed as of and for the years ended December 31, 2008 & 2007, amounted to:

Software development costs	2008	2007
Capitalized	$382,569	$382,569
Expensed	$26,500	$255,437

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have retained Malone & Bailey, PC as our registered independent public accounting firm. We have had no disagreements with them on accounting and disclosure issues.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2008, our Chief Executive and Chief Financial Officer as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the company, their ages and principal positions are as follows:

P. Morgan McCune	30	Director, President; Secretary and Director Since December 2006

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

ITEM 11.                    EXECUTIVE COMPENSATION

Our sole officer and director received the following compensation for the years of 2004 and 2005. He has no employment contract with the company.

Name of Person Receiving compensation	Capacity in which he served to receive remuneration	Aggregate remuneration
P. Morgan McCune	President, Secretary and Treasurer	2008 - $124,820 2007 - $ 72,000

We have no employment agreements with any officer, director or employee.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the officers, directors and stockholders who, at the date hereof, own of record or beneficially, directly or indirectly, more than 10% of the outstanding common stock, and all officers and directors of the company:

Title/relationship to Issuer	Name of Owner	Amount Owned Before the Offering	Percent
President, Secretary and Director	P. Morgan McCune	13,000,000	92.52%
All officers and Directors as a group		13,000,000	92.52%

No options, warrants or rights have been issued by the Company.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

As of the date of this filing, there are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:
*           a director or officer of the issuer;
*           any principal security holder;
*           any promoter of the issuer;
*	any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007, were $23,500 and $15,163 respectively.

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

a) 1.           Financial Statements Schedules

None

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

Date: April 15, 2009