Form 10-Q
period 2009-03-31
TRIPLE A MEDICAL, INC.
filed 2009-05-19
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 18, 2009 there were 14,050,500 shares of Common Stock of the issuer outstanding.

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(Unaudited)

ASSETS
	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$13,619	$47,954
Accounts receivable, net of allowance of $116,478 and $95,799 at March 31, 2009 and December 31, 2008, respectively	2,516	22,083

Total Current Assets	16,135	70,037

Computer equipment, net	13,004	15,057
Developed software, net	266,906	286,035

TOTAL ASSETS	$296,045	$371,129

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$26,064	$95,140
Due to shareholder	40,000	-
Short-term debt	40,114	40,398
Total Current Liabilities	106,178	135,538

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
14,050,500 and 14,050,500 issued and outstanding, respectively	14,051	14,051
Additional paid-in-capital	1,709,697	1,655,697
Accumulated deficit	(1,533,881)	(1,434,157)
Total stockholders’ equity	189,867	235,591

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296,045	$371,129

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

REVENUE	$324,009	$161,409

OPERATING EXPENSES:
Depreciation and amortization	21,181	7,061
Selling, general and administrative	402,560	315,143
Software development costs	-	1,227
Total operating expenses	423,741	323,431
Loss from operations	(99,732)	(162,022)
OTHER INCOME
Interest income	8	1,451
Net loss	$(99,724)	$(160,571)

Basic and diluted weighted average shares outstanding	14,050,500	13,878,546

Basic and diluted net loss per share	$(0.01)	$(0.01)

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,724)	$(160,571)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	21,181	7,061
Stock issued for services	-	15,000
Imputed rent	-	2,000
Changes in operating assets and liabilities:
Accounts receivable	19,568	-
Prepaid expenses and other current assets	-	(2,921)
Accounts payable and accrued expenses	(69,076)	(51,783)
NET CASH USED IN OPERATING ACTIVITIES	(128,051)	(191,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	134,750
Payments on line of credit	(284)	-
Proceeds from shareholder debt	40,000	-
Contributed capital	54,000	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	93,716	194,750

NET INCREASE/(DECREASE) IN CASH	(34,335)	3,536
CASH, BEGINNING OF PERIOD	47,954	270,906
CASH, END OF PERIOD	$13,619	$274,442

NON-CASH TRANSACTIONS
Common stock issued for subscription receivable	$-	$2,000
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.

Notes to the Consolidated Financial Statements
March 31, 2009

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Triple A Medical, Inc. (“Triple A”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Triple A’s Annual Report on Form 10-K filed on April 15, 2009 for the year ended December 31, 2008.

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

NOTE 2--STOCK BASED COMPENSATION

Triple A adopted SFAS No. 123(R), on January 1, 2008.  SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”  During the three months ended March 31, 2009 Triple A did not issue shares for services and issued 30,000 shares valued at $15,000 in the three months ended March 31, 2008.

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

NOTE 4--RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A entered into an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A.  In connection with this agreement, ORTHO provided Triple A  $244,000 in 2008 and $54,000 in the three months ended March 31, 2009.  This cash is reflected as additional paid-in capital as of March 31, 2009, and December 31, 2008.  In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations.  The terms of this agreement require Triple A to pay ORTHO 33.1% of the net revenues generated by the business in the immediately preceding month.

In addition, office space was contributed by related parties from January 1 thru March 31, 2008 rent-free.  $2,000 of expense has been imputed related to this office space in the first quarter of 2008.  In the three months ended March 31, 2009, the Company paid a related party $15,000 for office space rent.

On January 16, 2009 and February 2, 2009, Triple A borrowed an aggregate of $40,000 in the form of short term debt from Paul McCune, President of Triple A.  The loan has no definitive repayment terms.

NOTE 5-RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

Tripe A does not anticipate an recently issued accounting pronouncements to have an impact of its financial statements

NOTE 6--RECLASSIFICATION

Certain 2008 amounts have been reclassed to agree with the 2009 classifications.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements. NOTE 3 to the Consolidated Financial Statements in this report and NOTE 2 in our 2008 Form 10-K filed on April 14, 2009 disclose our Going-Concern status and actual result could differ significantly from those set forth in on the forward looking statements as a result of the risk discussed in the referenced Notes.

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2009

During the three months ended March 31, 2009, we had continued marketing our software and following up on sales leads. The sales cycle can be anywhere from three months to one year.  In addition to a couple independent sales persons and alliances with marketing partners, we hired a full time salesman on commission only.  Our sales leads continue to be generated and followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements. We have hit a stage in our business where we have our software developed and running smoothly and our infrastructure built so that we can install and maintain a multiple number of installations. However, in the first quarter of 2009 we ran into a cash squeeze whereby the cost to maintain our infrastructure, which we estimate we need sales of approximately $500,000 per quarter, was slightly more than our sales. However, we believe we are almost over that cash squeeze as we retained a full time salesman who starting in the last quarter of 2008 and has generated reasonable sales in the first quarter of 2009 with a pipeline of sales presentations and commitments  which we expect, when they start closing, will give us the momentum and the cash flow to get past our cash flow hurdles and propel us into the last half of 2009.

REVENUE. Revenue in the three months ended March 31, 2009 was $324,009 compared to $161,409 in the three months ended March 31, 2008.  The increase is due to our expanded sales efforts.

EXPENSES. Depreciation and amortization expense was $21,181 for the three months ended March 31, 2009 and $7,061 for the three months ended March 31, 2008.
Software development costs totaled $0 for the three months ended March 31, 2009 compared to $1,227 for the same three months in 2008.
Other selling, general and administrative costs were $402,560 and $315,143 for the three months ended March 31, 2009 and 2008, respectively. The increase was due to the increasing of our infrastructure to handle the increased sales.

OTHER INCOME. We had interest income of $8 and $1,451 for the three months ended March 31, 2009 and 2008, respectively.

NET LOSS. Net loss for the three months ended March 31, 2009 was ($99,724) compared to a net loss of ($160,571) for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at March 31, 2009 was $13,619. We are experiencing a cash squeeze but believe the sales we have in the pipeline will come through and in the third quarter put us in a better cash position at which time we believe sales of our software will provide enough cash flow to internally fund our operations.

Employees

As of March 31, 2009, the Company had seven employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:   CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2009, our Chief Executive and Chief Financial Officer as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff as our resources permit.

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

(a) No reports on Form 8-K were filed during the three months ended March 31, 2009.

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

Date: May 18, 2009