Form 10-Q
period 2009-06-30
TRIPLE A MEDICAL, INC.
filed 2009-08-14
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 13, 2009 there were 14,050,500 shares of Common Stock of the issuer outstanding.

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(Unaudited)

ASSETS
	June 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$31,438	$47,954
Accounts receivable, net of allowance for doubtful accounts of $95,799 In 2009 & 2008	7,663	22,083

Total current assets	39,101	70,037

Computer equipment, net	10,951	15,057
Developed software, net	247,777	286,035

TOTAL ASSETS	$297,829	$371,129

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$64,764	$95,140
Line of credit	40,082	-
Customer deposits	76,954	-
Short-term debt	60,000	40,398
Total Current Liabilities	241,800	135,538

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
14,050,500 and 14,050,500 issued and outstanding, respectively	14,051	14,051
Additional paid-in-capital	1,769,697	1,655,697
Accumulated deficit	(1,727,719)	(1,434,157)
Total stockholders’ equity	56,029	235,591

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$297,829	$371,129

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUE	$66,711	$259,447	$390,720	$420,856

OPERATING EXPENSES:
Depreciation and amortization	21,183	7,061	42,364	14,121
Selling, general and administrative	239,369	283,361	641,929	598,504
Software development costs	-	-	-	1,228
Total operating expenses	260,552	290,422	684,293	613,853

Loss from operations	(193,841)	(30,975)	(293,573)	(192,997)

OTHER INCOME
Interest income	3	755	11	2,206
Net loss	$(193,838)	$(30,220)	$(293,562)	$(190,791)

Basic and diluted weighted average shares outstanding	14,050,500	14,048,522	14,050,500	13,963,534

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(293,562)	$(190,791)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	42,364	14,121
Stock issued for services	-	15,000
Imputed rent	-	2,000
Change in operating assets and liabilities:
Accounts receivable	14,420	(128,116)
Other receivables	-	(20,121)
Prepaid expenses and other current assets	-	29,363
Customer deposits	76,954	-
Accounts payable and accrued expenses	(30,376)	(29,399)
NET CASH USED IN OPERATING ACTIVITIES	(190,200)	(307,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	136,249
Payments on line of credit	(316)	-
Advances from shareholder	60,000	-
Contributed capital	114,000	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	173,684	196,249

NET DECREASE IN CASH	(16,516)	(111,694)
CASH, BEGINNING OF PERIOD	47,954	270,906
CASH, END OF PERIOD	$31,438	$159,212

NON-CASH TRANSACTIONS
Common stock issued for subscription receivable	$-	$2,000
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.

Notes to the Consolidated Financial Statements
June 30, 2009

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

Accounting Policies

Customer Deposits

Customer deposits reflect payments received from customers prior to service being rendered.

NOTE 2--STOCK BASED COMPENSATION

Triple A adopted SFAS No. 123(R), on January 1, 2008.  SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”  During the three and six months ended June 30, 2009 Triple A did not issue shares for services.  During the three month period ended June 30, 2008 Triple A did not issue any shares for services and issued 30,000 shares valued at $15,000 in the three months ended March 31, 2008.

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

NOTE 4--RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A entered into an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A.  In connection with this agreement, ORTHO provided Triple A $745,000 during 2006, $108,000 in 2007, $244,000 in 2008, and $114,000 during the six months ended June 30, 2009.  This cash is reflected as additional paid-in capital as of June 30, 2009, and December 31, 2008.  In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations.  The terms of this agreement require Triple A to pay ORTHO 33.1% of the net revenues generated by the business in the immediately preceding month.

In addition, office space was contributed by related parties from January 1 thru June 30, 2008 rent-free.  Two thousand of expense has been imputed related to this office space in the first quarter of 2008.  During the six months ended June 30, 2009, the Company paid a related party $30,000 for office space rent.

On January 16, 2009 and February 2, 2009, Triple A borrowed an aggregate of $40,000 in the form of short term debt from Paul McCune, President of Triple A.  On June 16, 2009, Triple A borrowed an additional $20,000 in the form of short term debt from Paul McCune.  The loan has no definitive repayment terms.

NOTE 5-RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

In 2009, the FASB issued the following guidance;

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140"

SFAS No. 167:  "Accounting for Transfers of Financial Assets"

FSP No. FAS 107-1 and APB 28-1:   Interim Disclosures about Fair Value of Financial Instruments.

FSP No. FAS 115-2 and FAS 124-2:    Recognition and Presentation of Other-Than-Temporary Impairments.

FSP No. FAS 157-4:   Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

Management has reviewed these new standards and believe that they will have no material impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption of SFAS 165 to impact the Company’s results of operations, financial position or cash flows.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s results of operations, financial position or cash flows.

NOTE 6 – RECLASSIFICATION

Certain 2008 amounts have been reclassed to agree with the 2009 classifications.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2009 which is the date the consolidated financial statements were issued.

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

RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2009

During the three months ended June 30, 2009, we continued marketing our software and following up on sales leads. The sales cycle can be anywhere from three months to one year.  In addition to a couple independent sales persons and alliances with marketing partners, we hired a full time salesman on commission only.  Our sales leads continue to be generated and followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements. We have hit a stage in our business where we have our software developed and running smoothly and our infrastructure built so that we can install and maintain a multiple number of installations. During the first six months of 2009 we ran into a cash squeeze whereby the cost to maintain our infrastructure, which we estimate we need sales of approximately $500,000 per quarter, was considerably more than our sales. However, we believe that we are well positioned to increase sales in the final six months of 2009 as we retained a full time salesman who started in the last quarter of 2008 and has generated many leads in the first six months of 2009.  We have a pipeline of sales presentations and commitments which we expect to give us the momentum and the cash flow to get past our cash flow hurdles and propel us into the last half of 2009.

REVENUE. Revenue in the three months ended June 30, 2009 was $66,711 compared to $259,447 in the three months ended June 30, 2008.  Revenue in the six months ended June 30, 2009 was $390,719 compaed to $420,856 in the six months ended June 30, 2008.

The fluctuation in sales is due to the timing of closing sales contracts.  Please reference the table below to view the Installation Contracts quarter-to-date (QTD) and year-to-date (YTD) for 2009 versus 2008.

	2009		2008
	QTD	YTD	QTD	YTD
Installation Contracts	0	288,857	239,581	393,084
Maintenance/Other	66,711	101,863	19,866	27,772
TOTAL	66,711	390,720	259,447	420,856

Revenue for the three month period ended June 30, 2009 was related to maintenance/service on existing installations.  During the three and six month periods ended June 30, 2009 there were a total of six customers making up the service revenue of $66,711 and $101,863, respectively.  Monthly service agreements can vary from $500 to over $2,000 depending on the installation and support contracted.  In contrast, during the three and six month periods ended June 30, 2008 there were a total of three customers making up the service revenue of $19,866 and $27,772, respectively.  Monthly maintenance revenue is important to establishing consistent cash flow and profitability once the Company reaches the right level of critical mass.

Installation contract revenue for the three and six months ended June 30, 2009 was $0 and $288,858 compared to $239,581 and $393,084 for the three and six months ended June 30, 2008.  In 2009 there were five new installation contracts averaging $57,770.  In 2008 there were four new installation contracts averaging $98,270.  The 2008 numbers are larger due to one agreement that was $220,000; backing this out the average contract was $57,700 or comparable to 2009.

EXPENSES. Total operating expenses, not including depreciation expense, were $239,369 for the three months June 30, 2009 compared to $283,361 for the three months ended June 30, 2008.  Total operating expenses, not including depreciation expense, were $641,929 for the six months June 30, 2009, compared to $599,732 for the six months ended June 30, 2008.

The decrease in expenses of about $44,000 in the three month period ended June 30, 2009 is due to three main factors. First, employee leasing was down $39,900 due to lower sales; second, travel was down $42,000 as the Company was utilizing an agent for part of the revenue; third, this was partially off-set by third party commissions of $37,500.  By paying a third party agent commissions on sales the Company saves at least an equivalent amount in travel and installations costs.

The increase in expenses of about $42,000 in the six month period ended June 30, 2009 is comprised mainly of four components.  First, commissions were up $119,000 as in 2008 the Company was not using a third party agent; second, bad debt expense of $20,700 was recognized to provide for an old account; third, reduced travel by $94,000 as the third party agent is responsible for the installations; and four, reduced employee leasing by $2,500 due to lower sales.

Depreciation and amortization expense was $21,183 for the three months ended June 30, 2009 and $7,061 for the three months ended June 30, 2008.  Depreciation and amortization expense was $42,364 for the six months ended June 30, 2009 and $14,121 for the six months ended June 30, 2008.

OTHER INCOME. We had interest income of $3 and $755 for the three months ended June 30, 2009 and 2008, respectively; and $11 and $2,206 for the six months ended June 30, 2009 and 2008, respectively.  The reduction in other income is due to less cash-on-hand drawing interest income.

NET LOSS. Net loss for the three months ended June 30, 2009 was $193,838 compared to a net loss of $30,220 for the three months ended June 30, 2008.  Net loss for the six months ended June 30, 2009 was $293,562 compared to a net loss of $190,791 for the three months ended June 30, 2008.

Net loss for the three month period ended June 30, 2009 increased by $163,618.  The increase in loss is directly related to the reduction in installation contract sales of $239,581 impacting net margins about $190,000 in the quarter and being partially off-set by increased expenses discussed above by about $30,000.

Net loss for the six month period ended June 30, 2009 increased by $102,771.  The increase in loss is made up of the increase in expense of $42,000 discussed above and the reduction in installation contract sales of $104,000 impacting net margins about $60,000.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at June 30, 2009 was $31,438 compared to $47,954 at December 31, 2009.  The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company currently relies on short-term financing of working capital from individual investors and also shareholder advances, when necessary, to fund operations.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations.  Although our operating cash flow from operations is negative $190,200 for the six months ended June 30, 2009 it is an improvement versus the same period in 2008 which has a negative operating cash flow of $307,943.  As we sign new contracts and perpetuate maintenance revenue we expect cash flow from operations to fund itself.

Capital Resources

During the six months ended June 30, 2009, the Company was advanced $60,000 by a shareholder.  There is no interest associated with this advance and it is expected to be repaid in the third quarter of 2009.

Over the past few years we have noticed that our business does not have a seasonal trend.  Currently our revenue stream is geared toward installation contracts and as we grow we expect to see a more balanced revenue line between installation and maintenance sales.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working capital decreased by $137,198 to ($202,699).  This reduction is mainly due to a customer deposit of $76,954 that was received during the three month period ended June 30, 2009 and the shareholder advances of $60,000.  This was off-set by a reduction in accounts payable of $40,300.

Employees

As of June 30, 2009, the Company had seven employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

In our Form 10-KSB, we identified material weakness related to deficiencies in our control environment, the staffing of our financial accounting department and segregation of duties.

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

(a) No reports on Form 8-K were filed during the three months ended June 30, 2009.

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

Date: August 14, 2009