Form 10-Q
period 2009-09-30
TRIPLE A MEDICAL, INC.
filed 2009-11-12
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 11, 2009 there were 14,050,500 shares of Common Stock of the issuer outstanding.

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Unaudited)

ASSETS
	September 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$22,923	$47,954
Accounts receivable, net of allowance for doubtful accounts of $95,799 in 2009 and 2008	90,965	22,083

Total current assets	113,888	70,037

Computer equipment, net	8,897	15,057
Developed software, net	228,649	286,035

TOTAL ASSETS	$351,434	$371,129

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$108,701	$95,140
Line of credit	39,803	-
Short-term debt	62,050	40,398
Total Current Liabilities	210,554	135,538

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
14,050,500 and 14,050,500 issued and outstanding, respectively	14,051	14,051
Additional paid-in-capital	1,769,697	1,655,697
Accumulated deficit	(1,669,868)	(1,434,157)
Total stockholders’ equity	140,880	235,591

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$351,434	$371,129

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUE	$256,599	$37,605	$647,319	$458,461

OPERATING EXPENSES:
Depreciation and amortization	21,181	7,061	63,545	21,182
Selling, general and administrative	177,570	224,954	819,499	823,458
Software development costs	-	7,582	-	8,810
Total operating expenses	198,751	239,597	883,044	853,450
Income (loss) from operations	57,848	(201,992)	(235,725)	(394,989)
OTHER INCOME
Interest income	3	77	14	2,283
Net income (loss)	$57,851	$(201,915)	$(235,711)	$(392,706)

Basic and diluted weighted average shares outstanding	14,050,500	14,050,500	14,050,500	13,992,734

Basic and diluted net income (loss) per share	$0.01	$(0.01)	$(0.02)	$(0.03)

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,711)	$(392,706)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	63,546	21,182
Stock issued for services	-	15,000
Imputed rent	-	2,000
Write-off of subscription receivable	2,000	-
Change in operating assets and liabilities:
Accounts receivable	(68,882)	(97,919)
Other receivables	-	(19,021)
Prepaid expenses and other current assets	-	29,363
Accounts payable and accrued expenses	13,561	(35,295)
NET CASH USED IN OPERATING ACTIVITIES	(225,486)	(477,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	136,249
Payments on line of credit	(595)	-
Advances from shareholder	79,050	-
Payments to shareholder	(17,000)	-
Contributed capital	139,000	137,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,455	273,249

NET DECREASE IN CASH	(25,031)	(204,147)
CASH, BEGINNING OF PERIOD	47,954	270,906
CASH, END OF PERIOD	$22,923	$66,759

NON-CASH TRANSACTIONS
Common stock issued for subscription receivable	$-	$2,000
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.

Notes to the Consolidated Financial Statements
September 30, 2009

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

NOTE 2--STOCK BASED COMPENSATION

Triple A adopted ASC 718, on January 1, 2008.  ASC 718 requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  We account for non-employee share-based awards in accordance with ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”  During the three and nine months ended September 30, 2009 Triple A did not issue shares for services.  During the three month period ended September 30, 2008 Triple A did not issue any shares for services and issued 30,000 shares valued at $15,000 in the three months ended March 31, 2008.

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

NOTE 4--RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A entered into an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A.  In connection with this agreement, ORTHO provided Triple A $745,000 during 2006, $108,000 in 2007, $244,000 in 2008, and $139,000 during the nine months ended September 30, 2009.  This cash is reflected as additional paid-in capital as of September 30, 2009, and December 31, 2008.  In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations.  The terms of this agreement require Triple A to pay ORTHO 33.1% of the net revenues generated by the business in the immediately preceding month.

In addition, office space was contributed by related parties from January 1 through March 31, 2008 rent-free.  Two thousand of expense has been imputed related to this office space in the first quarter of 2008.  During the nine months ended September 30, 2009, the Company paid a related party $45,000 for office space rent.

On January 16, 2009 and February 2, 2009, Triple A borrowed an aggregate of $40,000 in the form of short term debt from Paul McCune, President of Triple A.  On June 16, 2009, Triple A borrowed an additional $20,000 in the form of short term debt from Paul McCune.  The loan has no definitive repayment terms.  On September 30, 2009 the Company borrowed an additional $19,050 and had paid back $17,000 during the three month period ending September 30, 2009.  The balance at September 30, 2009 is $62,050.

NOTE 5-RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

In 2009, the FASB issued the following guidance:

FASB ASC 825-10-65-1:   Interim Disclosures about Fair Value of Financial Instruments.

ASC 320-10-65-1:    Recognition and Presentation of Other-Than-Temporary Impairments.

FASB ASC 820-10-35:   Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

The following authoritative standards are not yet integrated into the Codification:

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140"

SFAS No. 167:  "Accounting for Transfers of Financial Assets"

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

In May 2009, the FASB issued new accounting guidance for the disclosure of subsequent events at ASC 855, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective with interim and annual financial periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of ASC 855 but does not expect the adoption of ASC 855 to impact the Company’s results of operations, financial position or cash flows.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

NOTE 6 – STOCKHOLDERS’ EQUITY

In the first quarter of 2008, the Company received $2,000 for subscription receivable. The $2,000 was written-off in September 2009 as the client no longer expected to receive the amount.

NOTE 7 – RECLASSIFICATION

Certain 2008 amounts have been reclassed to agree with the 2009 classifications.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 11, 2009 which is the date the consolidated financial statements were issued.

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

RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2009

During the three months ended September 30, 2009, we continued marketing our software and following up on sales leads. The sales cycle can be anywhere from three months to one year.  In addition to a couple independent sales persons and alliances with marketing partners, we hired a full time salesman on commission only.  Our sales leads continue to be generated and followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements. We have hit a stage in our business where we have our software developed and running smoothly and our infrastructure built so that we can install and maintain a multiple number of installations. During the first nine months of 2009 we ran into a cash squeeze whereby the cost to maintain our infrastructure, which we estimate we need sales of approximately $500,000 per quarter, was considerably more than our sales. However, we believe that we are well positioned to increase sales in the final three months of 2009 as we retained a full time salesman who started in the last quarter of 2008 and has generated many leads in the first six months of 2009.  We have a pipeline of sales presentations and commitments which we expect to give us the momentum and the cash flow to get past our cash flow hurdles and propel us into the last quarter of 2009.

REVENUE. Revenue in the three months ended September 30, 2009 was $256,599 compared to $37,605 in the three months ended September 30, 2008.  Revenue in the nine months ended September 30, 2009 was $647,319 compared to $458,461 in the nine months ended September 30, 2008.

The fluctuation in sales is due to the timing of closing sales contracts.  Please reference the table below to view the Installation Contracts quarter-to-date (QTD) and year-to-date (YTD) for 2009 versus 2008.

	2009		2008
	QTD	YTD	QTD	YTD
Installation Contracts	220,900	535,190	22,328	393,084
Maintenance/Other	35,699	112,129	15,277	65,377
TOTAL	256,599	647,319	37,605	458,461

Revenue for the three month period ended September 30, 2009 was impacted by two new implementation contracts with and the difference related to maintenance/service on existing installations.  During the three and nine month periods ended September 30, 2009 there were a total of seven and six customers respectively making up the service/maintenance revenue of $35,699 and $112,129, respectively.  Monthly service agreements can vary from $500 to over $2,000 depending on the installation and support contracted.  In contrast, during the three and nine month periods ended September 30, 2008 there were a total of three customers making up the service revenue of $15,277 and $65,377, respectively.  Monthly maintenance revenue is important to establishing consistent cash flow and profitability once the Company reaches the right level of critical mass.

Installation contract revenue for the three and nine months ended September 30, 2009 was $220,900 and $535,190 compared to $22,328 and $393,084 for the three and nine months ended September 30, 2008.  In 2009 there were seven new installation contracts averaging $76,455.  In 2008 there were four new installation contracts averaging $98,270.  The 2008 numbers are larger due to one agreement that was $220,000; backing this out the average contract was $57,700 or comparable to 2009.

EXPENSES. Total operating expenses, not including depreciation expense, were $177,570 for the three months September 30, 2009 compared to $224,954 for the three months ended September 30, 2008.  Total operating expenses, not including depreciation expense, were $819,499 for the nine months September 30, 2009, compared to $823,458 for the nine months ended September 30, 2008.

The decrease in expenses of about $47,000 in the three month period ended September 30, 2009 is due to four main factors. First, employee leasing was down $101,100 as the utilization of an agent has significantly reduced the amount of employee leasing costs incurred; second, travel was up $3,600 as the Company was utilizing an agent for part of the revenue; third, this was partially off-set by third party commissions of $57,400; fourth, contract services was down $11,500.  By paying a third party agent commissions on sales the Company saves at least an equivalent amount in travel and installations costs.

The decrease in expenses of about $4,000 in the nine month period ended September 30, 2009 is comprised mainly of five components.  First, commissions were up $178,000 as in 2008 the Company was not using a third party agent; second, bad debt expense of $23,800 was recognized to provide for an old account; third, reduced travel by $95,700 as the third party agent is responsible for the installations; four, reduced employee leasing by $103,200 due to lower sales; and five, lower contract services of $7,000.

Depreciation and amortization expense was $21,181 for the three months ended September 30, 2009 and $7,061 for the three months ended September 30, 2008.  Depreciation and amortization expense was $63,545 for the six months ended September 30, 2009 and $21,182 for the nine months ended September 30, 2008.

OTHER INCOME. We had interest income of $3 and $77 for the three months ended September 30, 2009 and 2008, respectively; and $14 and $2,283 for the nine months ended September 30, 2009 and 2008, respectively.  The reduction in other income is due to less cash-on-hand drawing interest income.

NET LOSS. Net income for the three months ended September 30, 2009 was $57,851 compared to a net loss of $201,915 for the three months ended September 30, 2008.  Net loss for the nine months ended September 30, 2009 was $235,711 compared to a net loss of $392,706 for the nine months ended September 30, 2008.

Net income for the three month period ended September 30, 2009 improved by $259,766 compared to the three month period ended September 30, 2008.  The increase is directly related to the increase in installation contract sales of $220,900 impacting net margins about $198,000 in the quarter and being supported by the decrease in expenses discussed above by about $53,000.

Net loss for the nine month period ended September 30, 2009 improved by $156,995 compared to the nine month period ended September 30, 2008.  The improvement in loss is made up of the decrease in expense of $4,000 discussed above and the increase in installation contract sales of $142,100 impacting net margins about $135,000.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at September 30, 2009 was $22,923 compared to $47,954 at December 31, 2008.  The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company currently relies on short-term financing of working capital from individual investors and also shareholder advances, when necessary, to fund operations.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations.  Although our operating cash flow from operations is negative $227,486 for the nine months ended September 30, 2009 it is an improvement versus the same period in 2008 which has a negative operating cash flow of $477,396.  As we sign new contracts and perpetuate maintenance revenue we expect cash flow from operations to fund itself.

Capital Resources

During the nine months ended September 30, 2009, the Company was advanced a net of $62,050 by a shareholder.  There is no interest associated with this advance and it is expected to be repaid in the third quarter of 2009.

Over the past few years we have noticed that our business does not have a seasonal trend.  Currently our revenue stream is geared toward installation contracts and as we grow we expect to see a more balanced revenue line between installation and maintenance sales.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working capital decreased by $31,165 to ($96,666).  This reduction is due to four main items.
•	Firstly: We now have a line-of-credit that had an unfavorable impact of $39,803
•	Secondly: Accounts receivable increased $68,882 (favorable)
•	Thirdly: Cash decreased $25,031
•	Fourthly: Amounts due Shareholder: $62,050 (unfavorable)

Employees

As of September 30, 2009, the Company had seven employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

(a) No reports on Form 8-K were filed during the three months ended September 30, 2009.

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

Date: November 11, 2009