Form 10-K
period 2009-12-31
TRIPLE A MEDICAL, INC.
filed 2010-03-31
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [   ]   No [X].

As of March 30, 2009, there were 14,270,500 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

		Page
PART I
ITEM 1	Description of Business	2
ITEM 2	Description of Property	3
ITEM 3	Legal Proceedings	3
ITEM 4	Submission of Matters to a Vote of Security Holders	3

PART II
ITEM 5	Market for Registrant’s Common Equity And Related Stockholders Matters	4
ITEM 6	Selected Financial Data	4
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	5
ITEM 8	Financial Statements and Supplementary Data	F-1 to F-10
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	8
ITEM 9A	Controls and Procedures	8
ITEM 9B	Other Information	9

PART III
ITEM 10	Directors, Executive Officers and Corporate Governance	10
ITEM 11	Executive Compensation	10
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	11
ITEM 14	Principal Accounting Fees and Services	11

PART IV
ITEM 15	Exhibits and Financial Statement Schedules	13

EXHIBIT INDEX
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES		23

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

The Market

Phoenix Ortho is participating in an $18 billion market for Electronic Health Records (EHR). The Orthopedics market approaches $2 billion. There are more than 20,500 board certified orthopedists and over 12,800 orthopedic group practices. Research indicates that this market is less than 10% penetrated.  Recent surveys indicate that 58% of medical practices are looking at purchasing an EHR in the next 2 years. In 2005 the average orthopedic EHR sale was $171,000. (2001 AAOS Census, 2004 MGMA Survey) Recent growth rate in new sales has averaged about 30%. We expected this growth rate will accelerate sharply over the next two years.

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

Product Functionality: The software will establish new standards for ease of use, efficiency, stability and availability facilitating end user adoption. The software is designed and scaled specifically for the pen tablet environment. We believe the pen tablet is the device of choice for EHR end users. Our development will utilize input tools such as sliders, combo boxes, role over images and other custom designed tools to provide a truly keyboard free interface. Other tablet input options such as “Pen and Ink” and “Voice to Text” will be available as needed to capture representative content. The OD Client ill improve stability, performance and availability by utilizing .NET automatic versioning and auto recovery from deadlock errors and memory leaks. Advanced compilation and caching techniques substantially lower CPU utilization. The ODClient (smart client) will support both disconnected and low bandwidth clients supporting end user mobility and minimizing the frustration of “Systems down”.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2008, in the annual meeting of the shareholders, the security holders elected the following directors of the corporation:

P. Morgan McCune

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is currently quoted on the NASDAQ bulletin board under the symbol “TAAA” and has been quoted since March of 2008.

The following table sets forth the quarterly high and low prices paid (or if no activity, the last sale price) for the Common Stock for 2009 and 2008.

Fiscal 2009 and 2008	High	Low
First Quarter 2009	$0.50	$0.50
Second Quarter	$0.50	$0.50
Third Quarter	$0.50	$0.50
Fourth Quarter	$0.50	$0.50
First Quarter 2008	$0.50	$0.50
Second Quarter	$0.50	$0.50
Third Quarter	$0.50	$0.50
Fourth Quarter	$0.50	$0.50

Shareholders

As of December 31, 2009, there were approximately 112 record holders of the Common Stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

ITEM 6.                      SELECTED FINANCIAL DATA

Not required

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW

2009 was our second full year of selling our proprietary software as it became operational in early 2007.  Our marketing efforts whether through trade shows, print media and word of mouth reputation, began to pay dividends in 2008 and really vaulted us forward in 2009.  Our sales in 2009 were $1,116,241, a 106% increase over 2008.  Our software is being very well received in the market place and with the market less than 10% penetrated we feel that we are well positioned, both technically and cost wise, to continue to gain market share.

Results for the fiscal year ended December 31, 2009

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

REVENUE.  Revenue in the year ended December 31, 2009 was $1,116,241 compared to $542,165 in the year ended December 31, 2008.

The fluctuation in sales is due to the timing of closing sales contracts.  Please reference the table below to view the Installation Contracts year-to-date (YTD) for 2009 versus 2008.

	Revenue		Average Contract Price
	2009	2008	2009	2008
Installation Contracts	901,365	451,980	81,942	90,396
Maintenance/Other	214,876	90,185
TOTAL	1,116,241	542,165

Revenue for the year ended December 31, 2009 was impacted by 11 new implementation contracts that averaged $81,942 per contract versus an average of $90,396 in 2008 to five customers.  The price of an installation contract can vary anywhere from $40,000 to $140,000 depending on features and installation requirements.  The difference in the income is related to maintenance/service on new and existing installations.  During year ended December31, 2009 and 2008 there were a total of 12 and 5 customers making up the service/maintenance revenue of $214,876 and $90,185, respectively.  Monthly service agreements can vary from $500 to over $2,000 depending on the installation and support contracted.  Monthly maintenance revenue is important to establishing consistent cash flow and profitability once the Company reaches the right level of critical mass.

EXPENSES. Total expenses for the twelve months ended December 31, 2009 was $1,308,799 compared to $1,240,478 for the year of 2008, not including depreciation and amortization expense.  The increase of about $68,000 is attributable to:
•	Increases of $319,000:
o	Agent commissions of $295,000 due to the increase in installment sales.
o	Rent of $24,000 due to the increased space that’s being utilized and increase in number of leased employees.
•	Decreases of $219,000:
o	Employee leasing of $109,000 due to reduced employee leasing hours and increased agent commissions.
o	Professional / contract services of $35,000 due to the increased agent activity.
o	Bad debt expense of $45,000. 2008 experienced a dispute with a customer over items in a contract ($96,000) and 2009 saw improved contract quoting and reduced disputes.
o	Software development costs of $26,000 as 2008 was the last time the software was updated.
o	Trade shows of $4,000.

Depreciation and amortization was $84,727 in both 2009 and 2008.

OTHER INCOME . We had interest income of $21 in 2009 and $2,349 in 2008. In 2009 we had interest expense of $2,043 compared to $398 in 2008.

NET LOSS. Net loss for the year ended December 31, 2009 was $279,307 compared with a loss of $781,089 for the year of 2008. Fiscal year 2009 saw improvement over 2008 (see explanations above) which was the first full year of sales.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at December 31, 2009 was $132,993 compared to $47,954 at December 31, 2008.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has deficits in cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company currently relies on short-term financing of working capital from individual investors and also shareholder advances, when necessary, to fund operations.  In 2009 cash flow from operations also became s source of liquidity due to increased revenue in the final six months of the year.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations.  Although our operating cash flow from operations is about negative $191,200 for the year ended December 31, 2009 it is an improvement versus the same period in 2008 which has a negative operating cash flow of about $643,600.  As we sign new contracts and perpetuate maintenance revenue we expect cash flow from operations to fund itself.

Capital Resources

During the year ended December 31, 2009, the Company had an advance of $62,617 by a shareholder.  This is a $22,219 increase over 2008 when the balance was $40,398.  $39,707 of the advance is a line-of-credit with an annual interest rate of 5.85%  There is no interest associated with the general shareholder advances totaling $22,910 and is payable on demand.

Over the past few years we have noticed that our business does not have a seasonal trend.  We do see trends based on lead generation and follow-up after trade show events or targeted advertising.  Trade shows are typically early in the year and therefore we experience increased implementation revenue in the latter part of the fiscal year.  Currently our revenue stream is geared toward installation contracts and as we grow we expect to see a more balanced revenue line between installation and maintenance sales.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Critical Accounting Policies

The Company’s critical accounting policies and estimates are depreciation (fixed assets) and amortization (capitalized software) expense, reserve for doubtful accounts and commissions on agent installment sales.

Material Changes in Financial Condition

WORKING CAPITAL: Working capital increased by about $46,420 to a deficit of $19,081.  This improvement is due to three main items.
•	Firstly: Short term debt increased by 15,000
•	Secondly: Accounts payable increased by about $16,300 due to increased travel expense accruals
•	Thirdly: Amounts due Shareholder: $22,910 (unfavorable)

Future Financial Condition

The Company’s future prospects look promising with residual income related to service maintenance agreements estimated to be about $250,000 per annum and increased sales growth on systems implementations, the Company believes that sales will achieve double digit percentage growth again 2010 (2009 growth over 2008 was 106%).

Employees

As of December 31, 2009, the Company had seven employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated in this filing are the following financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Triple A Medical, Inc.
Ovilla, Texas

We have audited the accompanying consolidated balance sheets of Triple A Medical, Inc. , as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Triple A Medical, Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triple A Medical, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has deficits in cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  MALONE BAILEY, LLP
MALONE BAILEY, LLP
www.malonebailey.com
Houston, Texas

March 31, 2010

TRIPLE A MEDICAL, INC.
Consolidated Balance Sheets
December 31, 2009 and 2008
ASSETS	2009	2008
Current Assets
Cash and cash equivalents	$132,993	$47,954
Accounts Receivable, net of allowance of $17,576 and $95,799 In 2009 & 2008, respectively	14,522	22,083
Total Current Assets	147,515	70,037

Computer equipment, net	6,844	15,057
Developed software, net	209,521	286,035

TOTAL ASSETS	$363,880	$371,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$96,479	$95,140
Line-of-credit	39,707	40,398
Convertible Short term debt	15,000	-
Advanced from shareholder	22,910	-
Total Current Liabilities	174,096	135,538

Stockholders' Equity
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0- issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
14,050,500 and 13,744,000 shares issued and outstanding, respectively	14,051	14,051
Additional Paid-In Capital	1,896,697	1,655,697
Accumulated Deficit	(1,720,964)	(1,434,157)
Total Stockholders' Equity	189,784	235,591

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$$363,880	$371,129

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008

REVENUE	$1,116,241	$542,165

OPERATING EXPENSES
Depreciation and amortization	84,727	84,727
Selling, General & Administrative:	1,316,299	1,213,978
Software Development Costs	-	26,500
TOTAL OPERATING EXPENSES	1,401,026	1,325,205

NET LOSS FROM OPERATIONS	(284,785)	(783,040)

OTHER INCOME (EXPENSE)
Interest income	21	2,349
Interest expense	(2,043)	(398)
TOTAL OTHER INCOME (EXPENSE)	(2,022)	1,951

NET LOSS	$(286,807)	$(781,089)

Basic and diluted weighted average shares outstanding	14,050,500	14,007,255
Basic and diluted net loss per share	$(0.02)	$(0.05)

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC. Consolidated Statements of Stockholders' Equity Years Ended December 31, 2009 and 2008

	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Totals

Balance at December 31, 2007	13,744,000	$13,744	$1,258,756	$-	$(653,068)	$619,432

Contributed capital			244,000			244,000
Imputed rent			2,000			2,000
Cash received for stock	276,500	277	137,971	(2,000)		136,248
Shares issued for services	30,000	30	14,970			15,000
Net Loss					(781,089)	(781,089)

Balance at December 31, 2008	14,050,500	$14,051	$1,657,697	$(2,000)	$(1,434,157)	$235,591

Contributed capital			239,000			239,000
Cash received for stock				2,000		2,000
Net Loss					(286,807)	(286,807)

Balance at December 31, 2009	14,050,500	$14,051	$1,896,697	$-	$(1,720,964)	$189,784

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(286,807)	$(781,089)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	84,727	84,727
Common stock issued for services	-	15,000
Write-off of subscription receivable	2,000	-
Bad debt expense	58,078	-
Changes in operating assets and liabilities:
Imputed rent	-	2,000
Accounts receivable	(50,517)	(22,084)
Accounts receivable - employee	-	1,100
Prepaid expenses	-	29,363
Accounts payable and accrued expenses	1,339	27,384
Net Cash Used in Operating Activities	(191,180)	(643,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	239,000	244,000
Proceeds from sale of stock	-	136,249
Payments on short term debt	-	(5,000)
Payments to shareholder	(57,140)	-
Proceeds from short term debt	15,000	-
Advances from shareholder	80,050	-
Proceeds (payments) on line-of-credit	(691)	45,398
Net Cash Provided by Financing Activities	276,219	420,647

NET INCREASE IN CASH AND CASH EQUIVALENTS (DECREASE)	85,039	(222,952)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	47,954	270,906

CASH AND CASH EQUIVALENTS AT END OF YEAR	$132,993	$47,954

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

TRIPLE A MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

The financial statements also include the accounts of Triple A’s subsidiary, Phoenix Ortho, LLC.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  The Company consolidates its subsidiaries using the equity method.

Certain 2008 amounts have been reclassed to agree with the 2009 classifications.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value of Financial Instruments:

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturities of these instruments.  The carrying amount of the Company’s marketable securities and accounts payable approximate fair value due to the stated interest rates approximating market rates.

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

Software Development Costs

Triple A follows ASC 985, “Accounting for the costs of computer software to Be Sold, Leased, or Otherwise Marketed.”  In accordance with ASC 985, internal costs incurred to create computer software are charged to expense when incurred until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, the costs of coding and testing and other costs of producing product masters are capitalized. Cost capitalization ceases when the product is available for general release to customers.

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

Our software products are modified and customized to each specific customer. As a result, the service element is essential to the functionality of the software license. Consequently, we recognize revenue upon completion of specific contractual milestones or by using the percentage-of-completion method. Typically, we recognize 40% of the revenue upon delivery of the software; 40% on the completion of the installation, which generally takes from four to six weeks and 20% upon the completion of training and the “go live” date.

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $17,576 and $95,799 at December 31, 2009 and 2008 respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

NOTE 2 - GOING CONCERN

Triple A 's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Triple A has suffered losses since inception and has an accumulated deficit as of December 31, 2009. Additionally, Triple A has incurred deficits in cash flows from operating activities.

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

NOTE 3 - CONCENTRATIONS

Triple A maintains demand deposit accounts which at times exceed FDIC insurance limitations of $250,000 per account. Balances on deposit at financial institutions as of December 31, 2009 and 2008 in excess of FDIC deposit insurance amounts were $0.

Triple A has a concentration of revenues based upon a limited number of customers. For the year ended December 31, 2009 seven customers comprised 74%  of total revenues. For the year ended December 31, 2008 three customers comprised 76%  of total revenues.  All of the customers are Orthopedic medical practices.

Triple A has contracted with the entity Ortho Dev, LLC to develop the software it uses to provide its electronic medical records. All software development costs including those capitalized as well as expense, as detailed in the following tables, have been acquired from Ortho Dev, LLC.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

Description	Life	2009 Amount	2008 Amount

Computer equipment	3 years	$24,639	$24,639
Accumulated depreciation		(17,795)	(9,582)
		$6,844	$15,057

Depreciation expense totaled $8,213 and $8,213 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at December 31, 2009 and 2008 consist of the following:

	2009	2008

Software	$382,569	$382,569
Less: accumulated amortization	(173,048)	(96,534)

	$209,521	$286,035

Amortization expense totaled $76,514 and $76,514 in 2009 and 2008, respectively

$26,500 of software development costs were expensed during 2008. There was no software development costs incurred during 2009.

NOTE 6 – SHORT-TERM NOTES PAYABLE

Triple a borrowed $45,398 in the form of a short term line of credit from Ortho Dev, LLC, the entity responsible for developing its software in September 2008. This line of credit matures in September 2011 and bears interest at a rate of 5.85%. The balance on this line of credit amounted to $39,707 at December 31, 2009 and $40,398 as of December 31, 2008.

At December 31, 2009, the Company owed advances of $15,000 to shareholders.  The note is convertible into common shares at $0.50 per share. This was converted into common stock on January 8, 2010, at $0.50 per share, or 30,000 shares.

NOTE 7 – INCOME TAXES

Deferred tax assets at December 31, 2009 and 2008 consisted of the following:
	Year ended December 31,	Year ended December 31,
Deferred tax asset related to:	2009	2008
Net operating loss carry forward	$383,797	$481,493
Less: valuation allowance	(383,979)	(481,493)
Net deferred tax asset	$-	$-

The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $1,129,349 at December 31, 2009, and will expire in the years 2024 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount at that would  result  if  the U.S. Federal statutory rate  of  34%  were  applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings.

Upon adoption of FIN 48, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

NOTE 8 – RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Triple A entered into an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Triple A. In connection with this agreement, ORTHO provided Triple A with contributions to capital of $244,000 during 2008 and $239,000 in 2009. This cash is reflected as additional paid-in capital as of December 31, 2008 and 2009. In exchange for this contributed capital, Triple A provided ORTHO with an income participation interest in its operations. The terms of this agreement require Triple A to pay ORTHO 32.60% of the net income generated by the business in the immediately preceding month. This Investment and net revenue agreement has been assigned form Ortho to another entity controlled by the owners, Phoenix Scap, LLP during 2006.

In addition, office space has been contributed by related parties from April 2006 to March 2008 rent-free.  $0 in 2009 and $2,000 in 2008 has been imputed related to this office space.

NOTE 9 – SUBSEQUENT EVENTS

On January 5, 2010, Triple A issued 170,00 shares of common stock to a third party for services received. These shares were valued at $0.50 per share determined from the closing price of the Company’s stock at date of issuance.

On January 8, 2010, a third party elected to convert $15,000 of their loan to common stock. Triple A issued the note holders 30,000 shares of common stock.

On January 25, 2010, Triple A issued 20,000 shares of common stock to a third party for a total of $15,000.

Triple A evaluated subsequent events through March 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have retained Malone & Bailey, PC as our registered independent public accounting firm. We have had no disagreements with them on accounting and disclosure issues.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2009, our Chief Executive and Chief Financial Officer as of December 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2009.   Based on its evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer and that we do not have an audit committee..  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the company, their ages and principal positions are as follows:

P. Morgan McCune                                                       31                      Director, President; Secretary and Director
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

ITEM 11.                      EXECUTIVE COMPENSATION

Our sole officer and director received the following compensation for the years of 2009 and 2008. He has no employment contract with the company.

Name of Person Receiving compensation	Capacity in which he served to receive remuneration	Aggregate remuneration
P. Morgan McCune	President, Secretary and Treasurer	2009 - $74,536 2008 - $124,000

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008, were $23,700 and $21,300 respectively.

(2) Audit-related fees

None

(3) Tax fees

None

(4) All other fees

None

(5) Audit committee policies and procedures

Audit Committee Financial Expert:
The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

Policies and Procedures:
The Board of Directors policies and procedures for hiring Independent Principle Accountants are summarized as follows:
•	The Board ensures that the accountants are qualified by reviewing their valid license information as filed with the Texas State Board of Public Accountancy.
•	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

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

Date: March 30, 2010