Form 10-Q
period 2010-03-31
TRIPLE A MEDICAL, INC.
filed 2010-05-17
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 17, 2010 there were 14,270,500 shares of Common Stock of the issuer outstanding.

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(Unaudited)

ASSETS
	March 31, 2010	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$85,347	$132,993
Accounts receivable, net of allowance for doubtful accounts of $29,084 and $17,576	64,092	14,522

Total Current Assets	149,439	147,515

Computer equipment, net	4,790	6,844
Developed software, net	190,392	209,521

TOTAL ASSETS	$344,621	$363,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$112,158	$96,479
Line of credit	38,400	39,707
Subscription deposits	2,625	--
Convertible short term debt	-	15,000
Advanced from shareholder	-	22,910
Total Current Liabilities	153,183	174,096

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
0 issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
14,270,500 and 14,050,500 issued and outstanding, respectively	14,271	14,051
Additional paid-in-capital	2,011,477	1,896,697
Accumulated deficit	(1,834,310)	(1,720,964)
Total stockholders’ equity	191,438	189,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$344,621	$363,880

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
REVENUE	$357,799	$324,009

OPERATING EXPENSES:
Depreciation and amortization	21,183	21,181
Selling, general and administrative	450,007	402,560
Total operating expenses	471,190	423,741
Loss from operations	(113,391)	(99,732)
OTHER INCOME
Interest income	45	8
Net loss	$(113,346)	$(99,724)

Basic and diluted weighted average shares outstanding	14,239,722	14,050,500

Basic and diluted net loss per share	$(0.01)	$(0.01)

See accompanying summary of accoounting policies and notes to unaudited consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,346)	$(99,724)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	21,183	21,181
Stock issued for services	85,000	-
Bad debt expense	11,508	-
Change in operating assets and liabilities:
Accounts receivable	(61,078)	19,568
Accounts payable and accrued expenses	15,679	(69,076)
NET CASH USED IN OPERATING ACTIVITIES	(41,054)	(128,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, including stock subscription deposits	17,625	-
Payments on line of credit	(1,307)	(284)
Advances from shareholder	-	40,000
Payments to shareholder	(22,910)	-
Contributed capital	-	54,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,592	93,716

NET DECREASE IN CASH	(47,646)	(34,335)
CASH, BEGINNING OF PERIOD	132,993	47,954
CASH, END OF PERIOD	$85,347	$13,619

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt	$15,000	$-
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

TRIPLE A MEDICAL, INC.

Notes to the Consolidated Unaudited Financial Statements
March 31, 2010

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Triple A Medical, Inc. (“Triple A”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Triple A’s Annual Report on Form 10-K filed on March 31, 2009 for the year ended December 31, 2009.

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

Certain 2009 amounts have been reclassed to agree with the 2010 classifications.

NOTE 2--GOING CONCERN

Triple A has recurring losses and an accumulated deficit.  Additionally, Triple A has incurred recurring deficits in cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, Triple A's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Triple A's ability to continue as a going concern is dependent upon its ability to successfully market and implement its developed software product and to achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3—SHORT-TERM NOTES PAYABLE

On December 31, 2009, the Company owed advances of $15,000 to shareholders. The note is convertible into common shares at $0.50 per share. The note was converted into common stock on January 8, 2010 at $0.50 per share, or 30,000 shares.

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

On January 16, 2009 and February 2, 2009, Triple A borrowed an aggregate of $40,000 in the form of short term debt from Paul McCune, President of Triple A.  On June 16, 2009, Triple A borrowed an additional $20,000 in the form of short term debt from Paul McCune.  The loan has no definitive repayment terms.  During the three months ended March 31, 2010, the company made payments of $22,910.

NOTE 5 – STOCKHOLDERS’ EQUITY

In the three months ended March 31, 2010, the Company received an advance of $2,625 for 3,500 shares of common stock. The Company expects to issue 3,500 shares during the fiscal second quarter of 2010 for these advances.

During the three months ended March 31, 2010, the Company issued 20,000 shares of common stock for cash of $15,000.

During the three months ended March 31, 2010 Triple A issued 170,000 shares for services. The shares vested immediately and were valued based on closing stock price on the date of grant.

As discussed in Note 3, we issued 30,000 shares of common stock in connection with the conversion of a $15,000 note payable.

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

The three months ended March 31, 2010 saw the Company to continue to drive revenue through both system contracts (one new one in 2010) and legacy maintenance revenue.

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2010

During the three months ended March 31, 2010, we continued marketing our software and following up on sales leads and experienced moderate growth over a strong Q1 2009. The sales cycle can be anywhere from three months to one year.  In addition to a couple independent sales persons and alliances with marketing partners, we have a full time salesman on commission only.  Our sales leads continue to be generated and followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements. We have hit a stage in our business where we have our software developed and running smoothly and our infrastructure built so that we can install and maintain a multiple number of installations. During of the year ending December 31, 2009 we ran into a cash squeeze whereby the cost to maintain our infrastructure, which we estimate we need sales of approximately $500,000 per quarter, was considerably more than our sales. The first quarter of 2010, although better than the first quarter of 2009, fell short of the cash-flow neutral sales target.  We feel we are well positioned to reach this target in the second half of 2010.

REVENUE. Revenue in the three months ended March 31, 2010 was $357,799 compared to $324,009 in the three months ended March 31, 2009.

The fluctuation in sales is due to the timing of closing sales contracts.  Please reference the table below to view the Installation Contracts quarter-to-date (QTD) and year-to-date (YTD) for 2009 versus 2008.

	2010	Contracts	2009
Installation Contracts	307,033	5	288,857	4
Maintenance/Other	50,766	12	35,152	4
TOTAL	357,799	-	324,009

Revenue for the three month period ended March 31, 2010 was impacted by four implementation contracts with and the difference related to maintenance/service on existing installations.  Of the four new contracts three were signed in 2009 and one was signed in 2010.  During the three month period ended March 31, 2010 there were a total of twelve customers making up the service/maintenance revenue of $50,766.  Monthly service agreements can vary from $500 to over $5,000 depending on the installation and support contracted.  In contrast, during the three and nine month periods ended March 31, 2009 there were a total of four customers making up the service revenue of $34,152.  Monthly maintenance revenue is important to establishing consistent cash flow and profitability once the Company reaches the right level of critical mass.

Installation contract revenue for the three and months ended March 31, 2010 was $307,033 compared to $288,857 for the three months ended March 31, 2009.  In 2010 there were five new installation contracts averaging $61,400.  In 2009 there were four new installation contracts averaging $72,200.

EXPENSES. Total operating expenses, not including depreciation expense, were $450,009 for the three months March 31, 2010 compared to $402,560 for the three months ended March 31, 2009.

The increase in expenses of about $47,000 in the three month period ended March 31, 2010 is due to three main factors. First, increased contract services of $78,600, increased travel of $19,800; offset by decreased employee leasing of $47,000 and other expenses netting to about $4,000.

Depreciation and amortization expense was $21,181 for the three months ended March 31, 2010 and $21,181 for the three months ended March 31, 2009.

OTHER INCOME. We had interest income of $45 and $8 for the three months ended March 31, 2010 and 2009, respectively.  The increase in other income is due to increased cash-on-hand drawing interest income.

NET LOSS. Net loss for the three months ended March 31, 2010 was $113,346 compared to a net loss of $99,724 for the three months ended March 31, 2009.

Net income for the three month period ended March 31, 2010 decreased by $13,622 compared to the three month period ended March 31, 2009.  The increase is directly related to the net impact of revenue and expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at March 31, 2010 was $85,347 compared to $132,993 at December 31, 2009.  As discussed in Note2 the Company has recurring losses and an accumulated deficit.  Additionally, Triple A has incurred recurring deficits in cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company currently relies on short-term financing of working capital from individual investors and also shareholder advances, when necessary, to fund operations.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations.  Although our operating cash flow from operations is negative $41,054 for the three months ended March 31, 2010 it is an improvement versus the same period in 2009 which has a negative operating cash flow of $128,051.  As we sign new contracts and perpetuate maintenance revenue we expect cash flow from operations to fund itself.

Capital Resources

During the three months ended March 31, 2010, the Company repaid on advanced of $22,910 by a shareholder.

Over the past few years we have noticed that our business does not have a seasonal trend.  Currently our revenue stream is geared toward installation contracts and as we grow we expect to see a more balanced revenue line between installation and maintenance sales.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working capital improved by $22,837 to ($3,744) since December 31, 2009.  This reduction is due to three main items.
•	Firstly: Accounts receivable increased by a net of $49,570 (favorable)
•	Secondly: Cash decreased $47,646
•	Thirdly: Amounts due Shareholder: $22,910 (favorable)

Employees

As of March 31, 2010, the Company had seven employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

(a) No reports on Form 8-K were filed during the three months ended March 31, 2010.

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

Date: May 17, 2010