Form 10-Q
period 2010-06-30
TRIPLE A MEDICAL, INC.
filed 2010-08-16
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010 there were 14,270,500 shares of Common Stock of the issuer outstanding.

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(Unaudited)

ASSETS
	June 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$118,830	$132,993
Accounts receivable, net of allowance for doubtful accounts of $45,468 and $17,576	43,288	14,522

Total Current Assets	162,118	147,515

Computer equipment, net	2,737	6,844
Developed software, net	171,264	209,521

TOTAL ASSETS	$336,119	$363,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$98,961	$96,479
Line of credit	38,400	39,707
Convertible short term debt	-	15,000
Advanced from shareholder	-	22,910
Total Current Liabilities	137,361	174,096

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
-0 issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
14,270,500 and 14,050,500 issued and outstanding, respectively	14,271	14,051
Additional paid-in-capital	2,011,477	1,896,697
Subscription deposits	2,625	-
Accumulated deficit	(1,829,615)	(1,720,964)
Total stockholders’ equity	198,758	189,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$336,119	$363,880

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUE	$596,388	$66,711	$954,187	$390,720

OPERATING EXPENSES:
Depreciation and amortization	21,181	21,183	42,364	42,364
Selling, general and administrative	570,527	239,369	1,020,534	641,929
Total operating expenses	591,708	260,552	1,062,898	684,293
Loss from operations	(4,680)	(193,841)	(108,711)	(293,573	) )
OTHER INCOME
Interest income	15	3	60	11
Net income (loss)	$4,695	$(193,838)	$(108,651)	$(293,562)

Basic and diluted weighted average shares outstanding	14,270,500	14,048,522	14,189,892	14,050,500

Basic and diluted net loss per share	$0.00	$(0.01)	$(0.01)	$(0.02)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,651)	$(293,562)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	42,364	42,364
Stock issued for services	85,000	-
Bad debt expense	27,892	-
Change in operating assets and liabilities:
Customer deposits	-	76,954
Accounts receivable	(56,658)	14,420
Accounts payable and accrued expenses	2,482	(30,376)
NET CASH USED IN OPERATING ACTIVITIES	(7,571)	(190,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, including stock subscription deposits	17,625	-
Payments on line of credit	(1,307)	(316)
Advances from shareholder	-	60,000
Payments to shareholder	(22,910)	-
Contributed capital	-	114,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(6,592)	173,684

NET DECREASE IN CASH	(14,163)	(16,516)
CASH, BEGINNING OF PERIOD	132,993	47,954
CASH, END OF PERIOD	$118,830	$31,438

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt	$15,000	$-
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

TRIPLE A MEDICAL, INC.

Notes to the Consolidated Unaudited Financial Statements
June 30, 2010

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

On January 16, 2009 and February 2, 2009, Triple A borrowed an aggregate of $40,000 in the form of short term debt from Paul McCune, President of Triple A.  On June 16, 2009, Triple A borrowed an additional $20,000 in the form of short term debt from Paul McCune.  The loan has no definitive repayment terms.  During the six months ended June 30, 2010, the company made payments of $22,910.

NOTE 5 – STOCKHOLDERS’ EQUITY

In the six months ended June 30, 2010, the Company received an advance of $2,625 for 3,500 shares of common stock. The Company expects to issue 3,500 shares during the fiscal third quarter of 2010 for these advances.

During the six months ended June 30, 2010, the Company issued 20,000 shares of common stock for cash of $15,000.

During the six months ended June 30, 2010 Triple A issued 170,000 shares for services. The shares vested immediately and were valued based on closing stock price on the date of grant.

As discussed in Note 3, we issued 30,000 shares of common stock in connection with the conversion of a $15,000 note payable.

NOTE 6- SUBSEQUENT EVENT

On August 10, 2010 the Company filed an S-4 Registration Statement with the Securities and Exchange Commission, under The Securities Act of 1933.  Disclosed in the statement was:

•
The Company was redomiciling from the State of Nevada to the Cayman Islands ("CAYMAN").  The change of our domicile from the State of Nevada to the CAYMAN’S will be accomplished through a merger (the “Merger”) of the Company into our wholly-owned subsidiary, Grand Silver, Inc. (“Grand Silver”), a company organized under the laws of the CAYMAN’S.

•	The Company is changing its name from Triple A Medical, Inc., to Phoenix Medical Software, Inc.
•
The Company authorized a 2 for 3 reverse stock split of the Company's outstanding common stock, changing the authorized common stock to 40,000,000 and leaving the par value of the common stock at $0.001 per share.

•
The Merger will be finalized when Articles of Merger are filed with the Registrar of Corporate Affairs in the Cayman Islands and with the Department of Commerce, Division of Corporations of the State of Nevada. Under federal securities laws, the Articles of Merger cannot be filed until at least 20 days after the mailing of this Joint Information Statement/ Prospectus.

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

The six months ended June 30, 2010 saw the Company to continue to drive revenue through both system contracts (one new one in 2010) and legacy maintenance revenue.

RESULTS FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

During the six months ended June 30, 2010, we continued marketing our software and following up on sales leads and experienced moderate growth over the first six months of 2009. The sales cycle can be anywhere from three months to one year.  In addition to a couple independent sales persons and alliances with marketing partners, we have a full time salesman on commission only.  Our sales leads continue to be generated and followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements. We have hit a stage in our business where we have our software developed and running smoothly and our infrastructure built so that we can install and maintain a multiple number of installations. During of the year ending December 31, 2009 we ran into acash squeeze whereby the cost to maintain our infrastructure, which we estimate we need sales of approximately $500,000 per quarter, was considerably more than our sales. The first quarter of 2010, although better than the first quarter of 2009, fell short of the cash-flow neutral sales target; our second quarter of 2010, our best quarter ever at $596,388, generated a small operating profit of $4,680.  We feel we are well positioned to for the second half of 2010.

REVENUE. Revenue in the three months ended June 30, 2010 was $596,388 compared to $66,711 in the three months ended June 30, 2009.

Revenue in the six months ended June 30, 2010 was $954,187 compared to $390,720 in the six months ended June 30, 2009.

The fluctuation in sales is due to the timing of closing sales contracts.  Please reference the table below to view the Installation Contracts quarter-to-date (QTD) and year-to-date (YTD) for 2010 versus 2009.

	2010		2009
	QTD	YTD	QTD	YTD
Installation Contracts	465,334	772,367	0	288,857
Maintenance/Other	131,054	181,820	66,711	101,863
TOTAL	596,388	954,187	66,711	390,720

Revenue for the three month period ended June 30, 2010 was impacted by four implementation contracts with and the difference related to maintenance/service on existing installations.  During the three and  six month period ended June 30, 2010 there were a total of seventeen customers making up the service/maintenance revenue of $131,054 and $181,820, respectively.  Monthly service agreements can vary from $500 to over $5,000 depending on the installation and support contracted.  In contrast, during the three and six month periods ended June 30, 2009 there were a total of six customers making up the service revenue of $66,711 and $101,863, respectively.  Monthly maintenance revenue is important to establishing consistent cash flow and profitability once the Company reaches the right level of critical mass.

Installation contract revenue for the three months ended June 30, 2010 was $465,334 compared to $0 for the three months ended June 30, 2009.  Installation contract revenue for the six months ended June 30, 2010 was $772,367 compared to $288,857 for the six months ended June 30, 2009.  In 2010 there have been nine new installation contracts averaging $85,800.  In 2009 there were five new installation contracts averaging $57,770.

EXPENSES. Total operating expenses, not including depreciation expense, were $570,527 for the three months June 30, 2010 compared to $239,369 for the three months ended June 30, 2009.  Total operating expenses, not including depreciation expense, were $1,020,534 for the six months June 30, 2010 compared to $641,929 for the six months ended June 30, 2009.

The increase in expenses of about $331,158 in the three month period ended June 30, 2010 is due to three main factors. First, increased commissions of $91,000 (increased installation contracts), increased travel of $119,000, and increased contract services and employee leasing of $102,000.

The increase in expenses of about $378,605 in the six month period ended June 30, 2010 is due to three main factors. First, increased commissions of $101,000, increased travel of $139,000, and increased contract services and employee leasing of $154,000.

Depreciation and amortization expense was $21,181 for the three months ended June 30, 2010 and $21,183 for the three months ended June 30, 2009.  Depreciation and amortization expense was $42,364 for the six months ended June 30, 2010 and $42,364 for the six months ended June 30, 2009.

OTHER INCOME. We had interest income of $15 and $3 for the three months ended June 30, 2010 and 2009, respectively; and $60 and $11 for the six months ended June 30, 2010 and 2009, respectively  The increase in other income is due to increased cash-on-hand drawing interest income.

NET LOSS. Net profit for the three months ended June 30, 2010 was $4,695 compared to a net loss of $193,838 for the three months ended June 30, 2009.  Net loss for the six months ended June 30, 2010 was $108,651 compared to a net loss of $293,562 for the six months ended June 30, 2009.

Net loss for the three month period ended June 30, 2010 decreased by $198,533 compared to the three month period ended June 30, 2009.  The increase is directly related to the net impact of revenue and expenses as discussed above.

Net loss for the six month period ended June 30, 2010 decreased by $184,911. The decrease in loss is directly related to the increase in sales and margin as discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at June 30, 2010 was $118,830 compared to $132,993 at December 31, 2009.  As discussed in Note 2 the Company has recurring losses and an accumulated deficit.  Additionally, Triple A has incurred recurring deficits in cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company currently relies on short-term financing of working capital from individual investors and also shareholder advances, when necessary, to fund operations.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations.  Although our operating cash flow from operations is negative $7,571 for the six months ended June 30, 2010 it is an improvement versus the same period in 2009 which has a negative operating cash flow of $190,200.  As we sign new contracts and perpetuate maintenance revenue we expect cash flow from operations to fund itself.

Capital Resources

During the three months ended March 31, 2010, the Company repaid an advance of $22,910 by a shareholder.

Over the past few years we have noticed that our business does not have a seasonal trend.  Currently our revenue stream is geared toward installation contracts and as we grow we expect to see a more balanced revenue line between installation and maintenance sales.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working capital improved by $48,713 to $22,132 since December 31, 2009.  This reduction is due to three main items.
·	Firstly: Accounts receivable increased by a net of $28,766 (favorable)
·	Secondly: Cash decreased $14,163
·	Thirdly: Other Liabilities: Amounts due Shareholder: $22,910 (favorable)

Employees

As of June 30, 2010, the Company had seven employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive and Chief Financial Officer as of June 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●  Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.
●  Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

(a) No reports on Form 8-K were filed during the three months ended June 30, 2010.

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

Date: August 16, 2010