Form 10-Q
period 2010-09-30
TRIPLE A MEDICAL, INC.
filed 2010-11-15
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010 there were 14,270,500 shares of Common Stock of the issuer outstanding.

TRIPLE A MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,226	$132,993
Accounts receivable, net of allowance for doubtful accounts of $57,705 and $17,576	168,289	14,522

Total Current Assets	172,515	147,515

Computer equipment, net	684	6,844
Developed software, net	152,135	209,521

TOTAL ASSETS	$325,334	$363,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$134,793	$96,479
Line of credit	35,842	39,707
Convertible short term debt	-	15,000
Advanced from shareholder	3,500	22,910
Total Current Liabilities	174,135	174,096

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
14,270,500 and 14,050,500 issued and outstanding, respectively	14,271	14,051
Additional paid-in-capital	2,011,477	1,896,697
Subscription deposits	2,625	-
Accumulated deficit	(1,877,174)	(1,720,964)
Total stockholders’ equity	151,199	189,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$325,334	$363,880

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE	$468,017	$256,599	$1,422,204	$647,319

OPERATING EXPENSES:
Depreciation and amortization	21,181	21,181	63,545	63,545
Selling, general and administrative	494,424	177,570	1,514,958	819,499
Total operating expenses	515,605	198,751	1,578,503	883,044
Income (loss) from operations	(47,588)	57,848	(156,299)	(235,725)
OTHER INCOME
Interest income	29	3	89	14
Net income (loss)	$(47,559)	$57,851	$(156,210)	$(235,711)

Basic and diluted weighted average shares outstanding	14,270,500	14,050,500	14,217,057	14,050,500

Basic and diluted net loss per share	$0.00	$0.01	$(0.01)	$(0.02)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

TRIPLE A MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,210)	$(235,711)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	63,546	63,546
Stock issued for services	85,000	-
Write-off of subscription receivable	-	2,000
Bad debt expense	51,820	-
Change in operating assets and liabilities:
Accounts receivable	(205,587)	(68,882)
Accounts payable and accrued expenses	38,314	13,561
NET CASH USED IN OPERATING ACTIVITIES	(123,117)	(225,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, including stock subscription deposits	17,625	-
Payments on line of credit	(3,865)	(595)
Advances from shareholder	3,500	79,050
Payments to shareholder	(22,910)	(17,000)
Contributed capital	-	139,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,650)	200,455

NET DECREASE IN CASH	(128,767)	(25,031)
CASH, BEGINNING OF PERIOD	132,993	47,954
CASH, END OF PERIOD	$4,226	$22,923

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt	$15,000	$-
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

TRIPLE A MEDICAL, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Triple A Medical, Inc. (“Triple A”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Triple A’s Annual Report on Form 10-K filed on March 31, 2010 for the year ended December 31, 2009.

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

On January 16, 2009 and February 2, 2009, Triple A borrowed an aggregate of $40,000 in the form of short term debt from Paul McCune, President of Triple A.  On June 16, 2009, Triple A borrowed an additional $20,000 in the form of short term debt from Paul McCune.  The loan has no definitive repayment terms.  As of December 31, 2010 the balance due Mr. McCune was $22,910.  As of June 29, 2010, the company made payments of $22,910 bringing the balance to $0.  On September 29, 2010 the Company borrowed $3,500, again with no interest or definitive repayment terms, and the unpaid balance at September 30, 2010 was $3,500.

The Company leases employees from ORTHO-DEV LLC, a company controlled by a relative of the President, and in the three months ended September 30, 2010 and 2009 the employee leasing expense was $79,668 and $38,896 respectively.  The expense for the nine months ended September 30, 2010 and 2009 was $387,821 and $286,176, respectively.

The Company rents office space from the President at $5,000.  The expense for the three months ended September 30, 2010 and 2009 was $15,000, and the expense for the nine months ended September 30, 2010 and 2009 was $$45,000.

NOTE 5 – STOCKHOLDERS’ EQUITY

In the nine months ended September 30, 2010, the Company received an advance of $2,625 for 3,500 shares of common stock. The Company expects to issue 3,500 shares during the fiscal fourth quarter of 2010 for these advances.

During the nine months ended September 30, 2010, the Company issued 20,000 shares of common stock for cash of $15,000.

During the nine months ended September 30, 2010 Triple A issued 170,000 shares for services. The shares vested immediately and were valued based on closing stock price on the date of grant.

As discussed in Note 3, Triple A issued 30,000 shares of common stock in connection with the conversion of a $15,000 note payable during January 2010.

NOTE 6 –MERGERS

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

 NOTE 7 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. On November 8, 2010 the Company’s merger with Grand Silver, Inc. was approved. As a result of the merger, the company will affect a 2 for 3 stock split. The stock split will become effective upon the filing with FINRA and approval of a new ticker symbol. The outstanding shares after the stock split will be 9,513,667.

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

The nine months ended September 30, 2010 saw the Company to continue to drive revenue through both system contracts (one new one in 2010) and legacy maintenance revenue.

RESULTS FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

During the nine months ended September 30, 2010, we continued marketing our software and following up on sales leads and experienced moderate growth over the first nine months of 2009. The sales cycle can be anywhere from three months to one year.  In addition to a couple independent sales persons and alliances with marketing partners, we have a full time salesman on commission only.  Our sales leads continue to be generated and followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements. We have hit a stage in our business where we have our software developed and running smoothly and our infrastructure built so that we can install and maintain a multiple number of installations. During of the year ending December 31, 2009 we ran into a cash squeeze whereby the cost to maintain our infrastructure, which we estimate we need sales of approximately $500,000 per quarter, was considerably more than our sales. The first quarter of 2010, although better than the first quarter of 2009, fell short of the cash-flow neutral sales target; our second quarter of 2010, our best quarter ever at $596,388, generated a small operating profit of $4,680: our third quarter of 2010, generated $468,017.  We feel we are well positioned to for the fourth quarter of 2010 and for 2011.

REVENUE. Revenue in the three months ended September 30, 2010 was $468,017 compared to $256,599 in the three months ended September 30, 2009.

Revenue in the nine months ended September 30, 2010 was $1,422,204 compared to $647,319 in the nine months ended September 30, 2009.

The fluctuation in sales is due to the timing of closing sales contracts.  Please reference the table below to view the Installation Contracts quarter-to-date (QTD) and year-to-date (YTD) for 2010 versus 2009.

	2010		2009
	QTD	YTD	QTD	YTD
Installation Contracts	$386,516	$1,158,883	$220,900	$535,190
Maintenance/Other	81,501	263,321	35,699	112,129
TOTAL	$468,017	$1,422,204	$256,599	$647,319

Revenue for the three month period ended September 30, 2010 was impacted by two new implementation contracts with the difference related to maintenance/service on existing installations.  During the three and  nine month period ended September 30, 2010 there were a total of nineteen customers making up the service/maintenance revenue of $81,501 and $263,321, respectively.  Monthly service agreements can vary from $500 to over $5,000 depending on the installation and support contracted.  In contrast, during the three and nine month periods ended September 30, 2009 there were a total of seven customers making up the service revenue of $35,699 and $112,129, respectively.  Monthly maintenance revenue is important to establishing consistent cash flow and profitability once the Company reaches the right level of critical mass.

Installation contract revenue for the three months ended September 30, 2010 was $386,516 compared to $220,900 for the three months ended September 30, 2009.  Installation contract revenue for the nine months ended September 30, 2010 was $1,158,883 compared to $535,190 for the nine months ended September 30, 2009.  In 2010 there have been 11 new installation contracts averaging $105,000.  In 2009 there were five new installation contracts averaging $98,000.

EXPENSES. Total operating expenses, not including depreciation expense, were $494,424 for the three months September 30, 2010 compared to $177,570 for the three months ended September 30, 2009.  Total operating expenses, not including depreciation expense, were $1,514,958 for the nine months September 30, 2010 compared to $819,499 for the nine months ended September 30, 2009.

The increase in expenses of about $316,854 in the three month period ended September 30, 2010 is due to three main factors. First, increased commissions of $85,000 (increased installation contracts), increased travel of $85,000, and increased contract services and employee leasing of $93,000, plus increases in insurance ($37,000) and bad debt expense ($28,000)

The increase in expenses of about $695,459 in the nine month period ended September 30, 2010 is due to the following three main factors: increased commissions of $186,000, increased travel of $224,000, and increased contract services and employee leasing of $247,000.

Depreciation and amortization expense was $21,181 for the three months ended September 30, 2010 and $21,181 for the three months ended September 30, 2009.  Depreciation and amortization expense was $63,545 for the nine months ended September 30, 2010 and $63,545 for the nine months ended September 30, 2009.

OTHER INCOME. We had interest income of $29 and $3 for the three months ended September 30, 2010 and 2009, respectively; and $89 and $14 for the nine months ended September 30, 2010 and 2009, respectively. The increase in other income is due to increased cash-on-hand drawing interest income.

NET LOSS. Net loss for the three months ended September 30, 2010 was $47,559 compared to net income of $57,851 for the three months ended September 30, 2009.  Net loss for the nine months ended September 30, 2010 was $156,210 compared to a net loss of $235,711 for the nine months ended September 30, 2009.

Net loss for the three month period ended September 30, 2010 increased by $105,410 compared to the three month period ended September 30, 2009.  The increase is directly related to the net impact of revenue and expenses as discussed above.

Net loss for the nine month period ended September 30, 2010 decreased by $79,501. The decrease in loss is directly related to the increase in sales and margin as discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at September 30, 2010 was $4,226 compared to $132,993 at December 31, 2009.  As discussed in Note 2 the Company has recurring losses and an accumulated deficit.  Additionally, Triple A has incurred recurring deficits in cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company currently relies on short-term financing of working capital from individual investors and also shareholder advances, when necessary, to fund operations.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations.  Although our operating cash flow from operations is negative $123,117 for the nine months ended September 30, 2010 it is an improvement versus the same period in 2009 which has a negative operating cash flow of $225,486.  As we sign new contracts and perpetuate maintenance revenue we expect cash flow from operations to fund itself.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working capital improved by $22,335 to negative $1620 since December 31, 2009.  This reduction is due to four main items.
Firstly: Accounts receivable increased by a net of $153,767 (favorable)
Secondly: Cash decreased $128,767
Thirdly: Other Liabilities: Amounts due Shareholder: $19,410 (favorable)
Fourthly: AP/Accrued Expenses: $38,314 (unfavorable)

Employees

As of September 30, 2010, the Company had seven employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive and Chief Financial Officer as of September 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2010.

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Addendum to the Agreement & Plan of Merger between Grand Silver, Inc. and Triple A Medical, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE A MEDICAL, INC.

By /s/ P. Morgan McCune

P. Morgan McCune, President, CFO

Date: November 15, 2010