Form 10-K
period 2010-12-31
PHOENIX MEDICAL SOFTWARE, INC.
filed 2011-03-31
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-142979

PHOENIX MEDICAL SOFTWARE, INC.
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

As of March 31, 2011, there were 9,513,667 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

		Page
PART I
ITEM 1	Description of Business	4
ITEM 2	Description of Property	5
ITEM 3	Legal Proceedings	5
ITEM 4	Submission of Matters to a Vote of Security Holders	5

PART II
ITEM 5	Market for Registrant’s Common Equity And Related Stockholders Matters	6
ITEM 6	Selected Financial Data	6
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	7
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	9
ITEM 8	Financial Statements and Supplementary Data	F-1 to F-11
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21
ITEM 9A	Controls and Procedures	21
ITEM 9B	Other Information	22

PART III
ITEM 10	Directors, Executive Officers and Corporate Governance
ITEM 11	Executive Compensation	23
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	24
ITEM 14	Principal Accounting Fees and Services	24

PART IV
ITEM 15	Exhibits and Financial Statement Schedules	26

EXHIBIT INDEX
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES		27

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

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

On August 10, 2010 the Company announced a merger with Grand Silver, Inc., a Cayman Islands company.  Grand Silver, Inc. then changed its name to Phoenix Medical Software, Inc.  The Prospectus stated that 9,513,667 shares of Grand Silver, Inc. common stock at $0.001 par value, would be exchanged for all the outstanding stock of Triple A Medical, Inc., (14,270,500), in effect a two-for-three reverse stock split.  The merger would be effective upon Triple A Medical ,Inc., changing its corporate domicile from Nevada to the Caymans Islands.  This was effective on January 28, 2011.

The common stock is currently quoted on the NASDAQ bulletin board under the symbol “PHXMF.OB” and has been quoted since March of 2008.

The following table sets forth the quarterly high and low prices paid (or if no activity, the last sale price) for the Common Stock for 2010 and 2009.

Fiscal 2010 and 2009	High	Low
First Quarter 2010	$0.50	$0.50
Second Quarter	$0.50	$0.50
Third Quarter	$0.50	$0.50
Fourth Quarter	$0.50	$0.50
First Quarter 2009	$0.50	$0.50
Second Quarter	$0.50	$0.50
Third Quarter	$0.50	$0.50
Fourth Quarter	$0.50	$0.50

Shareholders

As of December 31, 2010, there were approximately 102 record holders of the Common Stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

2010 was our third full year of selling our proprietary software (it became operational in early 2007).  Our marketing efforts and selling strategies continue to pay dividends as sales increased in 2010 over 2009 by 99% to $2,216,237.  This followed an increased in 2009 versus 2008 of 106% to $1,116,241.  Our software is being very well received in the market place and with the market less than 10% penetrated we feel that we are well positioned, both technically and cost wise, to continue to gain market share.

Results for the fiscal year ended December 31, 2010 compared to the fiscal year ended December 31, 2009

REVENUE.  Revenue for the year ended December 31, 2010 was $2,216,237 compared to $1,116,241 for the year ended December 31, 2009.

The fluctuation in sales is due to the timing of closing sales contracts.  Please reference the table below to view the Installation Contracts year-to-date (YTD) for 2010 versus 2009.

	Revenue		Average Contract Price
	2010	2009	2010	2009
Installation Contracts	$1,697,582	$901,365	$115,398	$81,942
Maintenance/Other	518,655	214,876
TOTAL	$2,216,237	$1,116,241

Revenue for the year ended December 31, 2010 was impacted by 15 new implementation contracts that averaged $115,398 per contract versus an average of $81,942 in 2009 to 11 customers.  The price of an installation contract can vary anywhere from $40,000 to $240,000 depending on features and installation requirements.  The difference in the income is related to maintenance/service on new and existing installations.  During year ended December31, 2010 and 2009 there were a total of 25 and 12 customers making up the service/maintenance revenue of $214,876 and $214,876, respectively.  Monthly service agreements can vary from $500 to over $2,000 depending on the installation and support contracted.  Monthly maintenance revenue is important to establishing consistent cash flow and profitability once the Company reaches the right level of critical mass.

EXPENSES. Total general and administrative expenses for the twelve months ended December 31, 2010 was $2,170,973 compared to $1,316,299 for 2009.  The increase of $854,674 is attributable to:
•	Increases of approximately $861,000 due to:
o	Travel of $240,000 due to the doubling of sales and visiting prospective customers.
o	Agent commissions of $141,000 due to the increase in installment sales.
o	Bad debt expense of $160,000 due to disputes with customers on deliverables.
o	Increased payroll and contract services of $177,000 related to the growth of the Company.
o	Insurance of $57,000
o	General Admin of $86,000
•	Decreases of $6,000 due to small reductions in office expenses.

Depreciation and amortization was $83,358 and $84,727 in 2010 and 2009, respectively.

OTHER INCOME . We had interest income of $105 in 2010 and $21 in 2009. In 2010 we had interest expense of $0 compared to $2,043 in 2009.

NET LOSS. Net loss for the year ended December 31, 2010 was $37,989 compared with a loss of $286,807 for 2009. Fiscal year 2010 saw improvement over 2009 (see explanations above).

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at December 31, 2010 was $222,348 compared to $132,993 at December 31, 2009.  As discussed in Note 2 to the financial statements, from inception, the Company has suffered losses from operations and has deficits in cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
Prior to 2010 the company relied on short-term financing of working capital from individual investors and also shareholder advances, to fund operations.  In 2010 cash flow from operations are positive $94,456 and this enabled the Company to fund operations internally and not have to solicit additional investment.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations.  Operating cash flow from operations is about $94,456 for the year ended December 31, 2010.  Perpetuating maintenance revenue increased about 160% to $557,500 in 2010 versus 2009 helping generate positive cash flows.  Going forward we expect this to continue to grow and fund operations.

Capital Resources

During the year ended December 31, 2010, the Company received an advance of $39,891 from a shareholder.  This is a decrease from 2009 of $22,726 when the balance was $62,617.  $34,691 of the advance is a line-of-credit with an annual interest rate of 5.85%  There is no interest associated with the general shareholder advances totaling $5,200 and is payable on demand.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working capital increased $162,994 to $136,413 as of December 31, 2010 from a deficit of $26,581 as of December 31, 2009.  This improvement is due to three main items.
•	Firstly: Cash increased $89,000
•	Secondly: Accounts receivable increased $93,00 due to the high installment sales in December
•	Thirdly: This was offset by an increase (net) in accounts payable and other current liabilities of $19,000 due to increased travel accruals

Future Financial Condition

The Company’s future prospects look promising with residual income related to service maintenance agreements estimated to be about $350,000 per annum and increased sales growth on systems implementations, the Company believes that sales will achieve double digit percentage growth again in 2011 (2010 growth over 2009: 99%; 2009 growth over 2008: 106%).

Employees

As of December 31, 2010, the Company had seven employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated in this filing are the following financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Phoenix Medical Software, Inc.
(formerly Triple A Medical, Inc.)
Ovilla, Texas

We have audited the accompanying consolidated balance sheets of Phoenix Medical Software, Inc. (formerly Triple A Medical, Inc.) (“the Company), as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Phoenix Medical Software, Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Phoenix Medical Software, Inc is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Phoenix Medical Software, Inc’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Medical Software, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE BAILEY, LLP
www.malonebailey.com
Houston, Texas

March 31, 2011

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLY TRIPLE A MEDICAL, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2010	2009
Current Assets
Cash and cash equivalents	$222,348	$132,993
Accounts receivable, net of allowance of $216,825 and $17,576, respectively	107,439	14,522
Total Current Assets	329,787	147,515

Computer equipment, net of accumulated depreciation of $24,639 and
$17,795, respectively	-	6,844
Developed software, net of accumulated amortization of $249,562
and $173,048, respectively	133,007	209,521

TOTAL ASSETS	$462,794	$363,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$153,483	$96,479
Related party line of credit	34,691	39,707
Short-term debt	-	15,000
Advanced from shareholder	5,200	22,910
Total Current Liabilities	193,374	174,096

Stockholders' Equity
Preferred stock, $0.01 par value, 20,000,000 authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 33,333,333 shares authorized,
9,513,667 and 9,367,000 shares issued and outstanding, respectively	9,514	14,051
Additional paid-in capital	2,016,234	1,896,697
Subscription payable	2,625
Accumulated deficit	(1,758,953)	(1,720,964)
Total Stockholders' Equity	269,420	189,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$462,794	$363,880

See accompanying summary of accounting policies and notes to consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLY TRIPLE A MEDICAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009

REVENUE	$2,216,237	$1,116,241

OPERATING EXPENSES
Depreciation and amortization	83,358	84,727
Selling, general & administrative	2,170,973	1,316,299
TOTAL OPERATING EXPENSES	2,254,331	1,401,026

LOSS FROM OPERATIONS	(38,094)	(284,785)

OTHER INCOME (EXPENSE)
Interest income	105	21
Interest expense	-	(2,043)
TOTAL OTHER INCOME (EXPENSE)	105	(2,022)

NET LOSS	$(37,989)	$(286,807)

Basic and diluted weighted average shares outstanding	9,487,018	9,367,000
Basic and diluted net loss per share	$(0.00)	$(0.03)

See accompanying summary of accounting policies and notes to consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLY TRIPLE A MEDICAL, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009
				Subscription
	Common Stock		Paid-in	(Receivable)	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Totals

Balances at December 31, 2008	9,367,000	$9,367	$1,662,381	$(2,000)	$(1,434,157)	$235,591

Contributed capital	-	-	239,000	-	-	239,000
Collection of subscription receivable	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(286,807)	(286,807)

Balances at December 31, 2009	9,367,000	9,367	1,901,381	-	(1,720,964)	189,784

Shares issued for cash	13,334	14	14,986	-	-	15,000
Shares issued for services	113,333	113	84,887	-	-	85,000
Debt relieved in exchange for stock	20,000	20	14,980	-	-	15,000
Subscription payable	-	-	-	2,625	-	2,625
Net loss	-	-	-	-	(37,989)	(37,989)

Balances at December 31, 2010	9,513,667	$9,514	$2,016,234	$2,625	$(1,758,953)	$269,420

See accompanying summary of accounting policies and notes to consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLY TRIPLE A MEDICAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,989)	$(286,807)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	83,358	84,727
Common stock issued for services	85,000	-
Write-off of subscription receivable	-	2,000
Bad debt expense	218,718	58,078
Changes in operating assets and liabilities:
Accounts receivable	(311,635)	(50,517)
Accounts payable and accrued expenses	57,004	1,339
Net cash provided by (used in) operating activities	94,456	(191,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	-	239,000
Proceeds from sale of stock	17,625	-
Payments to shareholder	(22,910)	(57,140)
Proceeds from short-term debt	-	15,000
Advances from shareholder	5,200	80,050
Payments on related party line of credit	(5,016)	(691)
Net cash provided by (used in) financing activities	(5,101)	276,219

NET INCREASE IN CASH AND CASH EQUIVALENTS	89,355	85,039
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	132,993	47,954
CASH AND CASH EQUIVALENTS AT END OF YEAR	$222,348	$132,993

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$15,000	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLY TRIPLE A MEDICAL, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

On August 10, 2010 Phoenix Medical Software, Inc. (formerly Triple A Medical, Inc.) announced a merger with Grand Silver, Inc., a Cayman Islands company.  Phoenix Medical Software then changed its name to Phoenix Medical Software, Inc. from Triple A Medical, Inc. The Prospectus stated that 9,513,667 shares of Grand Silver, Inc. common stock at $0.001 par value, would be exchanged for all the outstanding stock of Phoenix Medical, (14,270,500), in effect a two-for-three reverse stock split.  The merger would be effective upon Phoenix Medical, changing its corporate domicile from Nevada to the Caymans Islands.  This was effective on January 28, 2011. All share and per share amounts herein have been retroactively restated to reflect the split.

Phoenix Medical, through its wholly owned subsidiary Triple A Software, Inc. (TAS), has developed and is in the process of selling and distributing a proprietary software developed for use as an electronic medical record by orthopedic surgeons. Phoenix Medical is located in Ovilla, Texas and was incorporated on December 27, 2006 in Nevada.

Phoenix Medical is the parent company of TAS, a Texas corporation. TAS was established in 2005 and since that time has been working to develop software. The software being developed is designed as an easy to use, interactive software with customization that can be made as it is used.

On December 29, 2006, Phoenix Medical issued 13,500,000 shares of common stock in exchange for a 100% equity interest in TAS. As a result of the share exchange, TAS became the wholly owned subsidiary of Phoenix Medical. The share exchange was treated as a recapitalization of TAS. The financial statements have been prepared as if TAS had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The consolidated financial statements also include the accounts of Phoenix Medical’s wholly owned subsidiary, Phoenix Ortho, LLC (collectively, “Phoenix Medical” or the “Company”).

Significant Accounting Policies:

Phoenix Medical’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The consolidated financial statements and notes are representations of Phoenix Medical’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of Phoenix Medical  for the  respective  periods  being presented.

Basis of Presentation

Phoenix Medical prepares its consolidated financial statements on the accrual basis of accounting. Phoenix Medical consolidates its wholly owned subsidiaries. All intercompany balances and transactions are eliminated.

Certain 2009 amounts have been reclassified to conform to 2010 presentation.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value of Financial Instruments

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

Software Development Costs

Phoenix Medical follows FASB ASC 985-20, “Costs of Software to be Sold, Leased or Marketed.”  In accordance with ASC 985-20, internal costs incurred to create computer software are charged to expense when incurred until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, the costs of coding and testing and other costs of producing product masters are capitalized. Cost capitalization ceases when the product is available for general release to customers.

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

Revenue Recognition

Phoenix Medical recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured, FASB ASC 605-25. Phoenix Medical recognizes revenue under multiple deliverable arrangements from installation and other services as the services are performed.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $216,825 and $17,576 at December 31, 2010 and 2009 respectively.  Write-offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Earnings (Loss) per Share

Earnings (loss) per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As Phoenix Medical has no potentially dilutive securities, fully diluted earnings (loss) per share is identical to earnings (loss) per share (basic).

Recent Accounting Pronouncements:

The Company does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Phoenix Medical 's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Phoenix Medical has suffered losses since inception through 2010 and has an accumulated deficit as of December 31, 2010. Additionally, Phoenix Medical has incurred deficits in cash flows from operating activities up until fiscal 2010. These conditions raise substantial doubt as to Phoenix Medical’s ability to continue as a going concern.

Phoenix Medical 's ability to continue as a going concern is dependent upon its ability to complete the development of its developed software product with existing sources of capital, to successfully market and implement its developed software product and to achieve profitable operations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - CONCENTRATIONS

Phoenix Medical maintains demand deposit accounts which at times exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limitations of $250,000 per account. Balances on deposit at financial institutions as of December 31, 2010 and 2009 in excess of FDIC deposit insurance amounts were $0.

Phoenix Medical has a concentration of revenues based upon a limited number of customers. For the year ended December 31, 2010, 15 customers comprised 89% of total revenues. For the year ended December 31, 2009 seven customers comprised 74% of total revenues.  All of the customers are orthopedic medical practices.

Phoenix Medical has contracted with the entity Ortho Dev, LLC to develop the software it uses to provide its electronic medical records. All software development costs including those capitalized as well as expense, as detailed in the following tables, have been acquired from Ortho Dev, LLC.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

Description	Life	2010	2009
Computer equipment	3 Years	$24,639	$24,639
Accumulated depreciation		$(24,639)	(17,795)
		$-	$6,844

Depreciation expense totaled $6,844 and $8,213 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at December 31, 2010 and 2009 consist of the following:

	2010	2009
Software	$382,569	$382,569
Less: accumulated amortization	(249,562)	(173,048)
	$133,007	$209,521

Amortization expense totaled $76,514 in both 2010 and 2009.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2010, Phoenix Medical issued 13,334 common shares for cash of $15,000, 113,333 common shares for services valued at $85,000 and 20,000 common shares for the conversion of debt totaling $15,000. In addition, Phoenix Medical received a cash deposit of $2,625 for the purchase of common stock.

During the year ended December 31, 2009, Phoenix Medical collected a subscription receivable of $2,000 and received capital contributions totaling $239,000.

NOTE 7 – INCOME TAXES

Deferred tax assets at December 31, 2010 and 2009 consisted of the following:

Deferred tax asset related to:	2010	2009
Net operating loss carry forward	$267,302	$383,797
Less: valuation allowance	(267,302)	(383,797)
Net deferred tax asset	$-	$-

The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $786,181 at December 31, 2010, and will expire in the years 2024 through 2030.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount at that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for 2010 and 2009 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings.

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of FASB ASC 740.

NOTE 8 – RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Phoenix Medical entered into an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Phoenix Medical. In connection with this agreement, ORTHO provided Phoenix Medical with contributions to capital of $0 during 2010 and $239,000 in 2009. This cash is reflected as additional paid-in capital as of December 31, 2010 and 2009. In exchange for this contributed capital, Phoenix Medical provided ORTHO with an income participation interest in its operations. The terms of this agreement require Phoenix Medical to pay ORTHO 32.60% of the net income generated by the business in the immediately preceding month. This Investment and net revenue agreement has been assigned form Ortho to another entity controlled by the owners, Phoenix Scap, LLP during 2006.

Phoenix Medical borrowed $45,398 in the form of a short term line of credit from Ortho Dev, LLC, the entity responsible for developing its software, in September 2008. This line of credit matures in September 2011 and bears interest at a rate of 5.85%. The unpaid balance on this line of credit amounted to $34,691 at December 31, 2010 and $39,707 as of December 31, 2009.

At December 31, 2009, the Company owed advances of $15,000 to shareholders.  This was converted into common stock on January 8, 2010, at $0.50 per share, or 20,000 shares.

As of December 31, 2010 and 2009, Phoenix Medical had unpaid advances owed to Paul McCune, the sole Director of the company. The unpaid advance, totaling $5,200 and $22,910 as of December 31, 2010 and 2009, respectively, are unsecured, bear no interest and are due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have retained MaloneBailey, LLP as our registered independent public accounting firm. We have had no disagreements with them on accounting and disclosure issues.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2010.   Based on its evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer and that we do not have an audit committee..  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the company, their ages and principal positions are as follows:

P. Morgan McCune                                                       32                      Director, President; Secretary and Director
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

ITEM 11.                      EXECUTIVE COMPENSATION

Our sole officer and director received the following compensation for the years of 2009 and 2008. He has no employment contract with the company.

Name of Person Receiving Compensation	Capacity in which he served to receive remuneration	Aggregate remuneration

P. Morgan McCune	President, Secretary and Treasurer	2010 - $75,000
2009 - $75,000

We have no employment agreements with any officer, director or employee.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the officers, directors and stockholders who, at the date hereof, own of record or beneficially, directly or indirectly, more than 10% of the outstanding common stock, and all officers and directors of the company:

Title / relationship to Issuer	Name of Owner	Amount Owned Before the Offering	Percent
President, Secretary	P. Morgan McCune	13,000,000	91.10%

All officers and Directors as a group		13,000,000	91.10%

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual consolidated financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009, were $26,000 and $23,700 respectively.

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

PHOENIX MEDICAL SOFTWARE, INC.

By /s/ P. Morgan McCune

P. Morgan McCune, President, CFO

Date: March 31, 2011