Form 10-Q
period 2011-03-31
PHOENIX MEDICAL SOFTWARE, INC.
filed 2011-05-17
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2010 there were 9,513,667 shares of Common Stock of the issuer outstanding.

PHOENIX MEDICAL SOFTWARE, INC. (FORMERLY TRIPLE A MEDICAL, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,164	$222,348
Accounts receivable, net of allowance for doubtful accounts of $290,685 and $216,825	69,493	107,439

Total Current Assets	92,657	329,787

Developed software, net	113,878	133,007

TOTAL ASSETS	$206,535	$462,794

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$174,481	$153,483
Line of credit	33,282	34,691
Advanced from shareholder	5,200	5,200
Total Current Liabilities	212,963	193,374

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
9,513,667 and 9,513,667 issued and outstanding, respectively	9,514	9,514
Additional paid-in-capital	2,016,234	2,016,234
Subscription deposits	2,625	2,625
Accumulated deficit	(2,034,801)	(1,758,953)
Total stockholders’ equity	(6,428)	269,420

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$206,535	$462,794

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC. (FORMERLY TRIPLE A MEDICAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited

	Three Months Ended March 31,
REVENUE	$382,432	$357,799

OPERATING EXPENSES:
Depreciation and amortization	19,129	21,183
Selling, general and administrative	639,168	450,007
Total operating expenses	658,297	471,190
Loss from operations	(275,865)	(113,391)
OTHER INCOME
Interest income	17	45
Net loss	$(275,848)	$(113,346)

Basic and diluted weighted average shares outstanding	9,513,667	9,493,148

Basic and diluted net loss per share	$(0.03)	$(0.01)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC. (FORMERLY TRIPLE A MEDICAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months Ended March 31, 2011 and 2010
(Unaudited)

	Three months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(275,848)	$(113,346)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	19,129	21,183
Stock issued for services	-	85,000
Bad debt expense	73,860	11,508
Change in operating assets and liabilities:
Accounts receivable	(35,914)	(61,078)
Accounts payable and accrued expenses	20,998	15,679
NET CASH USED IN OPERATING ACTIVITIES	(197,775)	(41,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, including stock subscription deposits	-	17,625
Payments on line of credit	(1,409)	(1,307)

Payments to shareholder	-	(22,910)

NET CASH USED IN FINANCING ACTIVITIES	(1,409)	(6,592)

NET DECREASE IN CASH	(199,184)	(47,646)
CASH, BEGINNING OF PERIOD	222,348	132,993
CASH, END OF PERIOD	$23,164	$85,347

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt	$-	$15,000
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLY TRIPLE A MEDICAL, INC.)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Phoenix Medical Software, Inc. (formerly Triple A Medical, Inc.) (“Phoenix Medical”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Phoenix Medical’s Annual Report on Form 10-K filed on March 31, 2011 for the year ended December 31, 2010.

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

Certain 2010 amounts have been reclassed to agree with the 2011 classifications.

NOTE 2--GOING CONCERN

Phoenix Medical has recurring losses and an accumulated deficit.  Additionally, Phoenix Medical has incurred recurring deficits in cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, Phoenix Medical's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Phoenix Medical's ability to continue as a going concern is dependent upon its ability to successfully market and implement its developed software product and to achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 NOTE 3--RELATED PARTY TRANSACTIONS

In order to fund the development of the software, Phoenix Medical entered into an ‘Investment and Net Revenue Agreement’ with Phoenix Ortho, LLC (ORTHO), an entity controlled by a relative of the President of Phoenix Medical. In exchange for this contributed capital, Phoenix Medical provided ORTHO with an income participation interest in its operations.  The terms of this agreement require Phoenix Medical to pay ORTHO 33.1% of the net revenues generated by the business in the immediately preceding month.

As of December 31, 2010 and March 31, 2011, Phoenix Medical had unpaid advances owed to Paul McCune, the sole Director of the Company. The unpaid advance totaling to  $5,200 as of March 31, 2011 and December 31, 2010 is unsecured, bears no interest and is due on demand.

The Company rents office space from the President at $5,000 per month.  The expense for the three months ended March 31, 2011 and 2010 was $15,000.

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

The three months ended March 31, 2011 saw the Company to continue to drive revenue through both system contracts and legacy maintenance revenue.

RESULTS FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

During the three months ended March 31, 2011, we continued marketing our software and following up on sales leads and experienced moderate growth over the first three months of 2010. The sales cycle can be anywhere from three months to one year.  In addition to a couple independent sales persons and alliances with marketing partners, we have a full time salesman on commission only.  Our sales leads continue to be generated and followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements. We have hit a stage in our business where we have our software developed and running smoothly and our infrastructure built so that we can install and maintain a multiple number of installations. During of the year ending December 31, 2010 we ran into a cash squeeze whereby the cost to maintain our infrastructure, which we estimate we need sales of approximately $500,000 per quarter, was considerably more than our sales. The first quarter of 2010, although better than the first quarter of 2009, fell short of the cash-flow neutral sales target; our second quarter of 2010, our best quarter ever at $596,388, generated a small operating profit of $4,680: our third quarter of 2010, generated $468,017.  We feel we are well positioned to for the fourth quarter of 2010 and for 2011.

REVENUE. Revenue in the three months ended March 31, 2011 was $382,432 compared to $357,799 in the three months ended March 31, 2010.

The fluctuation in sales is due to the timing of closing sales contracts.  Please reference the table below to view the Installation Contracts quarter-to-date (QTD) for 201 versus 2010.

	2011		2010
		Contracts		Contracts
Installation Contracts	$181,945	3	$307,033	5
Maintenance/Other	200,487	25	50,766	12
TOTAL	$382,432		$357,799

Revenue for the three month period ended March 31, 2011 was impacted by two new implementation contracts and a carryover from 2010 with the difference related to maintenance/service on existing installations.  During the three ended March 31, 2011 there were a total of 25 customers making up the service/maintenance revenue of $200,847.  Monthly service agreements can vary from $500 to over $5,000 depending on the installation and support contracted.  In contrast, during the three and nine month periods ended March 31, 2010 there were a total of 12 customers making up the service revenue of $50,766.  Monthly maintenance revenue is important to establishing consistent cash flow and profitability once the Company reaches the right level of critical mass.

Installation contract revenue for the three months ended March 31, 2011 was $181,945 compared to $307,033 for the three months ended March 31, 2010.  In 2011 there have been 3 new/carryover installation contracts with average billing of $60,600.  In 2010 there were five new installation contracts with average billing of $61,400.

EXPENSES. Total operating expenses, not including depreciation expense, were $639,168 for the three months March 31, 2011 compared to $450,007 for the three months ended March 31, 2010.

The increase in expenses of about $189,000 in the three month period ended March 31, 2011 is due to four main factors. Increased employee leasing of $137,000 (staffed-up in fiscal fourth quarter of 2010 and maintained staff level in fiscal first quarter of 2011), increased travel and trade shows of $71,000 (continuing to solicit customers), bad debt expense of $55,000 and partially offset by decreased commissions of $93,000 (less executed installment contracts in 2011).

Depreciation and amortization expense was $19,129 for the three months ended March 31, 2011 and $21,181 for the three months ended March 31, 2010.

OTHER INCOME. We had interest income of $17 and $45 for the three months ended March 31, 2011 and 2010, respectively.

NET LOSS. Net loss for the three months ended March 31, 2011 was $275,848 compared to net loss of $113,346 for the three months ended March 31, 2010.

Net loss for the three month period ended March 31, 2011 increased by $162,502 compared to the three month period ended March 31, 2010.  The increase is directly related to the net impact of revenue and expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at March 31, 2011 was $23,164 compared to $222,348 at December 31, 2010.  As discussed in Note 2 the Company has recurring losses and an accumulated deficit.  Additionally, Phoenix Medical has incurred recurring deficits in cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company currently relies on short-term financing of working capital from individual investors and also shareholder advances, when necessary, to fund operations.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations.  Although our operating cash flow from operations is negative $197,775 for the three months ended March 31, 2011, we expect fiscal 2011 to be similar to 2010 whereby we will be begin implementing contracts in the fiscal second quarter. As we sign new contracts and perpetuate maintenance revenue we expect cash flow from operations to fund itself.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working capital declined by $256,718 to negative $120,305 since December 31, 2010.  This reduction is due to four main items.
Firstly: Cash decreased $199,184 due to maintaining expense structure on lower sales (unfavorable)
Secondly: Net accounts receivable decreased $37,946 (unfavorable)
Thirdly: AP/Accrued Expenses: $20,998 (unfavorable)

Employees

As of March 31, 2011, the Company had seven employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2010, our Chief Executive and Chief Financial Officer as of March 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

(a) No reports on Form 8-K were filed during the three months ended March 31, 2011.

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

Date: May 16, 2010