Form 10-Q
period 2011-06-30
PHOENIX MEDICAL SOFTWARE, INC.
filed 2011-08-15
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

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

As of August 15, 2011 there were 9,513,667 shares of Common Stock of the issuer outstanding.

1

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLTRIPLE AMEDICAL, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

		(Audited)
	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,164	$222,348
Accounts receivable, net of allowance for doubtful accounts of $316,753 and $216,825	272,858	107,439

Total Current Assets	304,022	329,787

Developed software, net	94,750	133,007

TOTAL ASSETS	$398,772	$462,794

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$165,761	$153,483
Line of credit	27,282	34,691
Advanced from shareholder	30,200	5,200
Total Current Liabilities	223,243	193,374

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 authorized,
9,513,667 and 9,513,667 issued and outstanding, respectively	9,514	9,514
Additional paid-in-capital	2,016,234	2,016,234
Subscription deposits	2,625	2,625
Accumulated deficit	(1,852,844)	(1,758,953)
Total stockholders’ equity	175,529	269,420

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$398,772	$462,794

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLTRIPLE AMEDICAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For theThree and Six months Ended June 30, 2011 and 2010

	Three Months Ended		Six months Ended
	June 30		June 30,
	2011	2010	2011	2010
REVENUE	759,832	596,388	$1,142,264	$954,187

OPERATING EXPENSES:
Depreciation and amortization	19,128	21,181	38,257	42,364
Selling, general and administrative	558,757	570,527	1,197,925	1,020,534
Total operating expenses	577,885	591,708	1,236,182	1,062,898

Income (loss) from operations	181,947	4,680	(93,918)	(108,711)
OTHER INCOME
Interest income	10	15	27	60
Net income (loss)	181,957	4,695	$(93,891)	$(108,651)

Basic and diluted weighted average shares outstanding	9,513,667	9,367,000	9,513,667	9,503,464

Basic and diluted net loss per share	0.02	0.00	$(0.01)	$(0.01)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLTRIPLE AMEDICAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six months Ended June 30, 2011 and 2010
(Unaudited)

	Six months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,891)	$(108,651)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	38,257	42,364
Stock issued for services	—	85,000
Bad debt expense	99,928	27,892
Change in operating assets and liabilities:
Accounts receivable	(265,347)	(56,658)
Accounts payable and accrued expenses	12,278	2,482
NET CASH USED IN OPERATING ACTIVITIES	(208,775)	(7,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, including stock subscription deposits	—	17,625
Payments on line of credit	(7,409)	(1,307)
Advances from shareholder	25,000	—
Payments to shareholder	—	(22,910)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	17,591	(6,592)

NET DECREASE IN CASH	(191,184)	(14,163)
CASH, BEGINNING OF PERIOD	222,348	132,993
CASH, END OF PERIOD	$31,164	$118,830

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt	$—	$15,000
SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Income taxes paid	—	—

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements

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

NOTE 2--RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that are expected to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3--GOING CONCERN

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

As of December 31, 2010 and June 30, 2011, Phoenix Medical had unpaid advances owed to Paul McCune, the sole Director of the Company. The unpaid advance totaling to $30,200 as of June 30, 2011 and $5,200 as of December 31, 2010 is unsecured, bears no interest and is due on demand.

The Company rents office space from the President at $5,000 per month. The expense for the three months ended June 30, 2011 and 2010 was $15,000. The expense for the six months ended June 30, 2011 and 2010 was $30,000.

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

The six months ended June 30, 2011 saw the Company to continue to drive revenue through both system contracts and legacy maintenance revenue.

RESULTS FOR THE FISCAL QUARTER ENDED JUNE 30, 2011

During the six months ended June 30, 2011, we continued marketing our software and following up on sales leads and continue to experience double-digit growth in both the recent fiscal quarter (27%) and over the first six months (20%) versus 2010. The sales cycle can be anywhere from three months to one year.  In addition to a couple independent sales persons and alliances with marketing partners, we have a full time salesman on commission only.  Our sales leads continue to be generated and followed up on as we receive them from our own efforts by attendance at trade shows and from referrals from our industry cross marketing agreements. We have hit a stage in our business where we have our software developed and running smoothly and our infrastructure built so that we can install and maintain a multiple number of installations. During of the year ending December 31, 2010 we ran into a cash squeeze whereby the cost to maintain our infrastructure, which we estimate we need sales of approximately $500,000 per quarter, was considerably more than our sales. The second quarter of 2011 has been our best quarter ever with revenue of approximately $759,800 generating net income of approximately $181,900.

REVENUE. Revenue in the three months ended June 30, 2011 was $759,832 compared to $596,388 in the three months ended June 30, 2010. Revenue in the six months ended June 30, 2011 was $1,142,264 compared to $954,187 in the six months ended June 30, 2010.

The fluctuation in sales is due to the timing of closing sales contracts.  Please reference the table below to view the Installation Contracts quarter-to-date (QTD) and year-to-date (YTD) for 2011 versus 2010.

	2011		2010
	QTD	YTD	QTD	YTD
Installation Contracts	$545,096	$727,041	$465,334	$772,367
Maintenance/Other	214,736	415,223	131,054	181,820
TOTAL	$759,832	$1,142,264	$596,388	$954,187

 Revenue for the three month period ended June 30, 2011 was impacted by nine new implementation contracts and a carryover from 2010 with the difference related to maintenance/service on existing installations.  During the three and six months ended June 30, 2011 there were a total of 32 customers making up the service/maintenance revenue of $214,736 and $415,223, respectively.  In contrast, during the three and six month periods ended June 30, 2010 there were a total of 17 customers making up the service revenue of $131,054 and $181,820, respectively.  Monthly maintenance revenue is important to establishing consistent cash flow and profitability once the Company reaches the right level of critical mass.

Installation contract revenue for the three months ended June 30, 2011 was $545,096 compared to $465,334 for the three months ended June 30, 2010.  Installation contract revenue for the six months ended June 30, 2011 was $727,041 compared to $772,367 for the six months ended June 30, 2010. In 2011 there have been 3 new/carryover installation contracts with average billing of $60,600.  In 2011 we have 11 new contracts with average billings so far of $60,000 (not all complete thus average is low compared to final billings). In 2010 there were nine new installation contracts with average billing of $85,800.

EXPENSES. Total operating expenses, not including depreciation expense, were $558,757 for the three months June 30, 2011 compared to $570,527 for the three months ended June 30, 2010.  Total operating expenses, not including depreciation expense, were $1,197,925 for the six months June 30, 2011 compared to $1,020,534 for the six months ended June 30, 2010.

The decrease in expenses of about $12,000 in the three month period ended June 30, 2011 is due to the following factors. Decreased commissions of $112,000 (as the company has been selling more in-house versus third party agents) and reduced travel and admin of $50,000 was mostly off-set by increased employee leasing and contract services of $121,000 (staffed-up in fiscal fourth quarter of 2010 and maintained staff level in 2011), and marketing and trade shows of $29,000.

The increase in expenses of about $177,000 in the six month period ended June 30, 2011 is due to the following factors. Increased employee leasing and contract services of $183,000, increased bad debt provisions of $72,000, increased travel and admin expenses of $96,000, and increased marketing / trade show expense of $30,000, partially offset by decreased commissions of $205,000.

Depreciation and amortization expense was $19,128 and $21,181 for the three months ended June 30, 2011 and 2010, respectively. Depreciation and amortization expense was $38,257 and $42,364 for the six months ended June 30, 2011 and 2010, respectively.

OTHER INCOME. We had interest income of $10 and $15 for the three months ended June 30, 2011 and 2010, respectively. We had interest income of $27 and $60 for the six months ended June 30, 2011 and 2010, respectively.

NET LOSS. Net income for the three months ended June 30, 2011 was $181,957 compared to $4,695 for the three months ended June 30, 2010.  Net loss for the six months ended June 30, 2011 was $93,891 compared to net loss of $108,651 for the six months ended June 30, 2010. The change in income (loss) for both the three and six month periods is directly related to the net impact of revenue and expenses as discussed above

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at June 30, 2011 was $31,164 compared to $222,348 at December 31, 2010.  As discussed in Note 2 the Company has recurring losses and an accumulated deficit.  Additionally, Phoenix Medical has incurred recurring deficits in cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company currently relies on short-term financing of working capital from individual investors and also shareholder advances, when necessary, to fund operations.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations.  Although our operating cash flow from operations is negative $208,775 for the six months ended June 30, 2011, we signed eight new contracts in the fiscal second quarter and expect the receivables to generate better cash flows in our fiscal third quarter.  As we sign new contracts and perpetuate maintenance revenue we expect cash flow from operations to fund itself.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working capital declined by $55,634 to $80,779 since December 31, 2010.  This reduction is due to four main items.

Firstly: Cash decreased $191,000 due to maintaining expense structure (unfavorable)

Secondly: Net accounts receivable increased $165,000 (favorable)

Thirdly: AP/Accrued Expenses increased $12,000 (unfavorable)

Fourthly: Shareholder advances increased $25,000 (unfavorable)

Employees

As of June 30, 2011, the Company had seven employees which it pays through an employee leasing agreement.  Four of the employees are support and/or technical personnel.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

 Based upon an evaluation conducted for the period ended June 30, 2010, our Chief Executive and Chief Financial Officer as of June 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

(a) No reports on Form 8-K were filed during the six months ended June 30, 2011.

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

Date: August 15, 2011

