Form 10-Q
period 2011-09-30
PHOENIX MEDICAL SOFTWARE, INC.
filed 2011-11-21
CIK 1393371

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 21, 2011 there were 9,663,667 shares of Common Stock of the issuer outstanding.

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLY TRIPLE A MEDICAL, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

		(Audited)
	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$222,348
Accounts receivable, net of allowance for doubtful accounts of $0 and $216,825	—	107,439

Total Current Assets	—	329,787

Developed software, net	—	133,007
Note Receivable-related party	250,000	—

TOTAL ASSETS	$250,000	$462,794

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,000	$153,483
Line of credit	—	34,691
Advanced from shareholder	—	5,200
Total Current Liabilities	3,000	193,374

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 authorized,
none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 authorized,
9,663,667 and 9,513,667 issued and outstanding, respectively	9,664	9,514
Additional paid-in-capital	2,093,027	2,016,234
Subscription deposits	2,625	2,625
Accumulated deficit	(1,858,316)	(1,758,953)
Total stockholders’ equity	247,000	269,420

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$250,000	$462,794

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLY TRIPLE A MEDICAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine months Ended
	September 30		September 30,
	2011	2010	2011	2010
REVENUE	—	—	$—	$—

OPERATING EXPENSES:
Depreciation and amortization	—	—	—	—
Selling, general and administrative	38,463	15,516	65,208	123,078
Total operating expenses	38,463	15,516	65,208	123,078

Income (loss) from operations	(38,463)	(15,516)	(65,208)	(123,078)
OTHER INCOME
Interest income	—	—	—	—
Net income (loss) from continuing operations	(38,463)	(15,516)	$(65,208)	$(123,078)

Net income (loss) from discontinued operations	32,991	(32,043)	(34,155)	(33,132)
_
NET INCOME (LOSS)	(5,472)	(47,559)	(99,363)	(156,210)
_
Basic and diluted weighted average shares outstanding	9,515,297	9,513,667	9,514,216	9,478,038

Basic and diluted net loss per share from continuing operations	(0.00)	(0.00)	$(0.01)	$(0.01)
Basic and diluted net loss per share from discontinued operations	(0.00)	(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per share	(0.00)	(0.00)	$(0.01)	$(0.02)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLY TRIPLE AMEDICAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,363)	$(156,210)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	57,385	63,546
Stock issued for services	22,500	85,000
Bad debt expense	230,634	51,820
Change in operating assets and liabilities:
Accounts receivable	(341,922)	(205,587)
Accounts payable and accrued expenses	14,633	38,314
NET CASH USED IN OPERATING ACTIVITIES	116,133	(123,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of cash in sale of subsidiary	(117,016)	—
NET CASH PROVIDED USED IN INVESTING ACTIVITIES	(117,016)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, including stock subscription deposits	—	17,625
Payments on line of credit	—	(3,865)
Borrowings on line of credit	25,000
Advances from shareholder	—	3,500
Payments to shareholder	(14,199)	(22,910)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,801)	(5,650)

NET DECREASE IN CASH	(222,348)	(128,767)
CASH, BEGINNING OF PERIOD	222,348	132,993
CASH, END OF PERIOD	$—	$4,226

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt	$—	$15,000
Gain on sale of subsidiary	54,443	—
SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Income taxes paid	—	—

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

On September 30, 2011, due to continuing losses and continuing related expenses, the Company sold its wholly owned subsidiary Phoenix Ortho, LLC to a related party of the President. The terms of the sale included taking a Note in the amount of $250,000 carrying a four and a half percent (4.5%) interest rate. The buyer also assumed liabilities of the Company of $69,068. The Note is interest only for one year and paid after that time on a five year amortization. The Note Receivable exceeded the Company’s net assets sold resulting in a gain of approximately $54,000 which was recorded to additional paid in capital. Accordingly the Company has reported results from operations for nine months ending September 30, 2011 and have reported the balance sheet of only Phoenix Medical Software, Inc. at September 30, 2011.

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

As of December 31, 2010 and September 30, 2011, Phoenix Medical had unpaid advances owed to Paul McCune, the sole Director of the Company. The unpaid advance totaling to $0 as of September 30, 2011 and $5,200 as of December 31, 2010 is unsecured, bears no interest and is due on demand. This was assumed in the sale of the subsidiary.

The Company rents office space from the President at $5,000 per month. The expense for the three months ended September 30, 2011 and 2010 was $15,000. The expense for the nine months ended September 30, 2011 and 2010 was $45,000. This is included in the net income (loss) from discontinued operations.

On September 30, 2011 the Company sold its wholly owned subsidiary Phoenix Ortho, LLC to a related party of the President (see Note 1).

NOTE 5--STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2011 the Company issued 150,000 shares of common stock for services provided valued at $22,500.

NOTE 6-SALE OF SUBSIDIARY

On September 30, 2011, the company sold its wholly owned subsidiary Phoenix Ortho, LLC to a related party of the President. A majority of shareholders other than the President approved the sale. The terms of the sale included taking a Note in the amount of $250,000 carrying a four and a half percent (4.5%) interest rate. The buyer also assumed liabilities of the Company of $69,068. The Note is interest only for one year and paid after that time on a five year amortization. Accordingly the company has reported results from operations for nine months ending September 30, 2011 and have reported the balance sheet of only Phoenix Medical Software, Inc at September 30, 2011.

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

On September 30, 2011, due to continuing losses and continuing related expenses, the company sold its wholly owned subsidiary Phoenix Ortho, LLC to a related party of the President. A majority of shareholders other than the President approved the sale. The terms of the sale included taking a Note in the amount of $250,000 carrying a four and a half percent (4.5%) interest rate. The buyer also assumed liabilities of the Company of $69,068. The Note is interest only for one year and paid after that time on a five year amortization. Accordingly the company has reported results from operations for nine months ending September 30, 2011 and have reported the balance sheet of only Phoenix Medical Software, Inc at September 30, 2011.

RESULTS FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

Due to continuing losses and continued related expenses, the company, as referenced above, sold its wholly owned subsidiary Phoenix Medical Software. As a result the company has reported results from operations for nine months ending September 30, 2011 and have reported the balance sheet of only Phoenix Medical Software, Inc at September 30, 2011.

REVENUE. There was no revenue in either 2011 or 2010 for the three and nine month periods..

EXPENSES. Total operating expenses were $38,463 for the three months September 30, 2011 compared to $15,516 for the three months ended September 30, 2010.  Total operating expenses were $65,208 for the nine months September 30, 2011 compared to $123,078 for the nine months ended September 30, 2010.

The increase in expenses of about $23,000 in the three month period ended September 30, 2011 is due to increased services of $30,000 and off-set by reduced fees of $7,000.

The decrease in expenses of about $58,000 in the nine month period ended September 30, 2011 is due to decreased services of $48,000 and reduced fees of $10,000.

There was no depreciation or amortization expense in the three or nine month periods ended September 30, 2011 and 2010.

OTHER INCOME. None.

DISCONTINUED OPERATIONS. The net income (loss) related to discontinued operations for the three month period ended September 30, 2011 and 2010 was income of $32,991 and a loss of $32,043, respectively. The increased revenue is what contributed to the net income in 2011 versus 2010.

The net loss related to discontinued operations for the nine month period ended September 30, 2011 and 2010 was $34,155 and $33,132, respectively. The year-over-year increase in revenue was off-set by increased expenses.

NET LOSS. Net income for the three months ended September 30, 2011 was $5,472 compared to a loss of $47,559 for the three months ended September 30, 2010.  Net loss for the nine months ended September 30, 2011 was $99,363 compared to net loss of $156,210 for the nine months ended September 30, 2010. The change in income (loss) for both the three and nine month periods is directly related to the net impact of revenue and expenses as discussed above

LIQUIDITY AND CAPITAL RESOURCES. Our cash balance at September 30, 2011 was $0 compared to $222,348 at December 31, 2010.  As discussed in Note 2 the Company has recurring losses and an accumulated deficit.  As discussed in Notes 2 and 6 the company sold its wholly owned subsidiary as of September 30, 2011. We now have minimal cash flow requirements as we have to cover the costs of audits and filings while we search for a suitable acquisition candidate. The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company currently relies on short-term financing of working capital from vendors and also shareholder advances, when necessary, to fund operations.

Long Term Liquidity:

The company has no long term liquidity plans as it is searching for a suitable acquisition candidate.

Capital Resources

The company now has no operations and therefore has no seasonality.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working capital declined by $133,413 to negative $3,000 since December 31, 2010.  This reduction is due to the sale of its operating subsidiary.

Employees

As of September 30, 2011, the Company had one employee, the president

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2010, our Chief Executive and Chief Financial Officer as of September 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) One report on Form 8-K was filed relating to the nine months ended September 30, 2011. It was filed for an event dated September 30, 2011.

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

Date: November 21, 2011

