Form 10-Q/A
period 2011-09-30
PHOENIX MEDICAL SOFTWARE, INC.
filed 2011-11-29
CIK 1393371

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to Phoenix Medical Software, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011 (the "Form 10-Q"), is to correct certain typographical errors in the Statement of Cash Flows.

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

2

PHOENIX MEDICAL SOFTWARE, INC.
(FORMERLY TRIPLE AMEDICAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,363)	$(156,210)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	57,385	63,546
Stock issued for services	22,500	85,000
Bad debt expense	230,634	51,820
Change in operating assets and liabilities:
Accounts receivable	(341,922)	(205,587)
Accounts payable and accrued expenses	14,633	38,314
NET CASH USED IN OPERATING ACTIVITIES	(116,133)	(123,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of cash in sale of subsidiary	(117,016)	—
NET CASH PROVIDED USED IN INVESTING ACTIVITIES	(117,016)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, including stock subscription deposits	—	17,625
Payments on line of credit	—	(3,865)
Borrowings on line of credit	25,000
Advances from shareholder	—	3,500
Payments to shareholder	(14,199)	(22,910)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,801	(5,650)

NET DECREASE IN CASH	(222,348)	(128,767)
CASH, BEGINNING OF PERIOD	222,348	132,993
CASH, END OF PERIOD	$—	$4,226

NON-CASH TRANSACTIONS
Common stock issued for conversion of debt	$—	$15,000
Gain on sale of subsidiary	54,443	—
SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Income taxes paid	—	—

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements

3

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX MEDICAL SOFTWARE, INC.

By /s/ P. Morgan McCune

P. Morgan McCune, President, CFO

Date: November 29, 2011

4